Form 10-Q
period 1998-06-30
NEW ZMAX CORP
filed 1998-08-14
CIK 1040257

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended  JUNE 30, 1998
                                         -------------
                                   OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______  to ________

                     Commission file number   000-23967

                               ZMAX CORPORATION
   -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                     52-2040275
   -------------------------------------------------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)

                   20251 CENTURY BLVD. GERMANTOWN, MD 20874
   -------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (301) 353-9500
                                                          --------------

   -------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report.

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1998; 11,729,714 shares of common stock, $.001 par value per share.

                               ZMAX CORPORATION

                                     INDEX

                                                                     Page No.
                                                                     --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets - March 31, 1998
      (unaudited) and December 31, 1997                                  1

Consolidated Statements of Operations for the three and six
      months ended June 30, 1998 and 1997 (unaudited)                    2

Consolidated Statements of Cash Flows for the three and six
      months ended June 30, 1998 and 1997 (unaudited)                    3

Notes to Consolidated Financial Statements                               4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security holders          13

Item 5.    Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                              14

                        PART 1. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        ZMAX CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                    June 30,        December 31,
                                                      1998              1997
                                                 -------------     -------------
                                                  (Unaudited)
            ASSETS
CURRENT ASSETS:
  Cash                                           $   4,625,988     $   6,405,084
  Accounts Receivable                                2,498,637         1,067,258
  Prepaid and other assets                             129,300            81,506
                                                 --------------    --------------

  Total current assets                               7,253,925         7,553,848

Property, plant & equipment (net)                      309,345           277,981

Intangible assets (net)                              3,450,905         4,033,265

Other assets                                             5,193             4,983
                                                 --------------    --------------

  Total assets                                   $  11,019,368     $  11,870,077
                                                 ==============    ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses          $   1,185,643     $     826,117
  Current portion of long-term debt                          -           539,541
  Contract deposits                                    703,071           926,039
                                                 --------------    --------------

  Total current liabilities                          1,888,714         2,291,697


Commitments and contingencies (Note 4)
Stockholder's equity
  Preferred stock, $0.001 par value,
    10,000,000 shares authorized,
    none issued and outstanding                              -                 -
  Common stock, $0.001 par value,
    50,000,000 shares authorized,
    11,729,714 shares issued and
    outstanding as of June 30, 1998
    and December 31, 1997, 479,801 shares
    subject to Cancellation Agreements
    as of June 30, 1998 and December 31,
    1997. (Note 3).                                     11,729            11,729
  Paid in capital                                   35,280,105        35,280,105
  Retained earnings                                (26,161,180)      (25,713,454)
                                                 --------------    --------------

  Total stockholder's equity                         9,130,654         9,578,380

Total liabilities & stockholder's equity         $  11,019,368     $  11,870,077
                                                 ==============    ==============

     The accompanying notes are an integral part of these balance sheets.

                        ZMAX CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended             Six Months Ended
                                                         June 30                      June 30
                                               ---------------------------   --------------------------
                                                   1998           1997           1998          1997
                                               ------------   ------------   ------------   -----------
                                                       (unaudited)                   (unaudited)
Revenues                                       $  2,502,779   $     60,750   $  4,027,103   $     60,750

Operating expenses:
  Cost of sales                                     843,015         57,144      1,309,823         57,144
  Research and development                           83,935              -        211,622              -
  Sales and marketing                               276,037        495,401        541,546        653,149
  General and administrative                        853,527      1,175,360      1,910,632      2,194,555
  Depreciation and amortization                     304,239        269,113        625,881        423,843

    Income (loss) from operations                   142,026     (1,936,268)      (572,400)    (3,267,941)

Other income (expenses):
  Interest income                                    87,121         58,610        142,552        108,088
  Interest expense                                    8,845       (151,241)         1,990     (1,040,687)
  Other                                              (3,987)      (101,442)       (19,867)      (100,224)
                                               -------------  -------------  -------------  -------------

    Income (loss) before income taxes               234,005     (2,130,341)      (447,726)    (4,300,764)
    Income tax benefit                                    -         26,094              -         52,190
                                               -------------  -------------  -------------  -------------

Net income (loss)                              $    234,005   $ (2,104,247)  $   (447,726)  $ (4,248,574)
                                               =============  =============  =============  =============

Basic net income (loss) per share              $       0.02   $      (0.36)  $      (0.05)  $      (0.92)
                                               =============  =============  =============  =============

Basic weighted average shares outstanding        11,249,913      5,825,241      9,849,913      4,635,822
                                               =============  =============  =============  =============

Diluted net income (loss) per share            $       0.02   $      (0.36)  $      (0.05)  $      (0.92)
                                               =============  =============  =============  =============

Diluted weighted average shares outstanding      11,488,002      5,825,241      9,849,913      4,635,822
                                               =============  =============  =============  =============

       The accompanying notes are an integral part of these statements.

                       ZMAX CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Three Months                       Six Months
                                                                      Ended June 30,                    Ended June 30,
                                                              ----------------------------------------------------------------
                                                                  1998             1997             1998             19997
                                                              -------------    -------------    -------------    -------------
                                                                        (unaudited)                       (unaudited)
Cash flows from operating activities:

  Net income (loss)                                           $    234,005     $ (2,104,247)    $   (447,726)    $ (4,248,574)
  Adjustments to reconcile loss to net cash
    Depreciation and amortization expense                          304,239          269,113          625,881          423,843
    Amortization of deferred financing costs                             -           78,133                -          227,100
    Amortization of discount on Notes and Debentures                     -                -                -          591,408
    Stock compensation expense                                           -          247,500                -          547,500
    Non-cash interest expense on promissory note                         -            8,904                -            8,904
    Loss on conversion of promissory note                                -          101,442                -          101,442

  Changes in assets and liabilities
    Accounts receivable                                         (1,091,327)               -       (1,431,379)               -
    Prepaid expenses and other assets                              (67,951)        (158,732)         (48,004)        (141,083)
    Accounts payable and accrued expenses                          201,555          434,037          359,586          582,687
    Deferred income taxes                                                -          (26,094)               -          (52,190)
    Customer deposits                                             (204,478)               -         (222,968)               -
                                                              -------------    -------------    -------------    -------------

      Net cash used in operating activities                   $   (623,957)    $ (1,149,944)    $ (1,164,610)    $ (1,958,963)
                                                              -------------    -------------    -------------    -------------

  Net cash used in investing activities:
    Purchases of property and equipment                            (20,565)         (82,105)         (74,945)        (254,263)
    Purchases of software                                                -         (767,379)               -         (767,379)
                                                              -------------    -------------    -------------    -------------

      Net cash used in investing activities                   $    (20,565)    $   (849,484)    $    (74,945)    $ (1,021,642)
                                                              -------------    -------------    -------------    -------------

  Net cash provided by financing activities
    Proceeds from the issuance of common stock                           -          105,000                -          105,000
    Net borrowings (payments) on long-term obligations            (274,193)         517,419         (539,541)         387,843
                                                              -------------    -------------    -------------    -------------

      Net cash (used in) provided by financing activities     $   (274,193)    $    622,419     $   (539,541)    $    492,843
                                                              -------------    -------------    -------------    -------------

  Net decrease in cash                                        $   (918,715)    $ (1,377,009)    $ (1,779,096)    $ (2,487,762)
                                                              -------------    -------------    -------------    -------------

  Cash, beginning of period                                   $  5,544,703     $  3,731,416     $  6,405,084     $  4,842,169
                                                              -------------    -------------    -------------    -------------

  Cash, end of period                                         $  4,625,988     $  2,354,407     $  4,625,988     $  2,354,407
                                                              =============    =============    =============    =============

       The accompanying notes are an integral part of these statements.

                        ZMAX CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION, ORGANIZATION, AND NATURE OF OPERATIONS:

BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of ZMAX Corporation ("ZMAX" or the "Company"), as of December 31, 1997, and the notes thereto included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The results of operations for the six and three months, respectively ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The common stock of ZMAX is currently listed on the SmallCap Market of the National Association of Securities Dealers, Inc. ("NASD") Automated Quotation System ("NASDAQ").

NATURE OF OPERATIONS

      On November 6, 1996, ZMAX acquired 100% of the outstanding common stock of Century Services, Inc. ("CSI"), a Maryland corporation. CSI was a privately held company formed on December 13, 1995 to perform computer re-engineering services with a focus on providing a solution to the Year 2000 problem.

      Prior to the CSI transaction, ZMAX's activities consisted of efforts to establish a new business and raise capital. The operations of CSI consisted of activities to obtain financing, to acquire and develop its proprietary Year 2000 software re-engineering tools and methodologies, and to market its services to potential customers. Since the acquisition of CSI, the Company has been focused on the computer software re-engineering market. The Company generated its first revenues during 1997. The Company must continue to be successful in selling it services and recognizing those services as revenue in order to achieve growth, profitability, and success in the marketplace. There is no guarantee that the Company will continue to be successful in selling its services and developing or acquiring new services to market in the future. The Company may require additional funds that may not be available to it.

      The failure of the Company's Year 2000 methodology to function properly or the existence of significant errors or bugs following completion of millennium conversions could necessitate significant expenditures by the Company to remedy the problem. The consequences of failures, errors or bugs could materially and adversely affect the Company's business, operating results and financial condition.

      The Company's operations are subject to certain risks and uncertainties, including among others, rapidly changing technology, uncertain and undeveloped markets for millennium services, current and potential competitors with greater financial, technological, production and marketing resources, the need to develop additional products and services, limited protection of proprietary information, the risk of third party claims of infringement, potential contract liability related to the Company's access to key aspects of customer's computer systems, dependence upon strategic alliances, the need for additional technical personnel, dependence on key management personnel, management of growth, uncertainty of future profitability and possible fluctuations in financial results. In addition, there are risks associated with the market activity in ZMAX stock.

2.    SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

      Investments with original maturities of three months or less are considered cash equivalents for purpose of these financial statements.

REVENUE RECOGNITION

      Revenues on time-and-materials contracts are recognized based upon hours incurred at contract rates plus direct costs. Revenues on fixed-price contracts are recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated losses are recognized as soon as they become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

      Unbilled accounts receivable on time and materials contracts represent costs incurred and gross profit recognized near the period end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consists of amounts incurred which are not yet invoicable under contract terms. At June 30, 1998, unbilled accounts receivable totaled approximately $932,000.

INCOME TAXES

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

EARNINGS (LOSS) PER SHARE

      The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that occurs if securities or other contracts to issue Common Stock were exercised or converted into

Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. Options and warrants to purchase shares of Common Stock were not included in the computation of loss per share as the effect would be antidilutive.

      The treasury stock effect of 1,844,000 Options and 140,800 warrants to purchase shares of Common Stock were included in the computation of income per share as the effect was dilutive. Outstanding shares subject to cancellation agreements are not included in the calculation of income or loss per share.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements become effective for the Company's 1998 financial statements. The adoption of these new pronouncements did not impact the Company's results of operations, financial position or cash flows.

3.    COMMON STOCK AND PREFERRED STOCK:

STOCK SUBJECT TO CANCELLATION

      In September 1995, ZMAX entered into stock cancellation agreements with certain stockholders that provided for the cancellation of 775,808 shares of ZMAX common stock. In March 1997, 296,007 of these shares were returned to the Company and canceled. An additional 479,801 shares are subject to cancellation but had not been returned to the Company for cancellation as of June 30, 1998.

STOCK PURCHASE AGREEMENT

      On November 6, 1996, a Stock Purchase Agreement between CSI and ZMAX was executed and the transaction was consummated. In return for all of the outstanding stock of CSI, ZMAX issued 3,200,000 shares of common stock to the two stockholders of CSI. At the closing, the former stockholders of CSI retained 400,000 shares of such ZMAX common stock and deposited their remaining 2,800,000 shares of ZMAX common stock (the "Restricted Stock") into an escrow subject to quarterly release of such shares back to the former CSI stockholders based upon the cash flows (as defined) of CSI. Under the terms of the Stock Purchase Agreement, one share of Restricted Stock will be released to such stockholders for every $1.25 of cash flow generated by CSI. The former CSI stockholders are entitled to vote the shares of the Restricted Stock as well as to receive their respective pro rata share of any distributions or dividends declared thereon. The Restricted Stock is subject to forfeiture under certain conditions. The transaction was accounted for as a recapitalization of CSI with CSI as the acquirer (a reverse acquisition).

      In 1998, ZMAX and the former CSI stockholders reformed certain of the agreements relating to ZMAX's acquisition of CSI to reflect the original intent of the parties. As a result, the original escrow to hold the Restricted

Stock was replaced by the former CSI stockholders holding their shares of Restricted Stock subject to the same transferability restrictions based on the cash flows of CSI. The amended agreements, however, provide for the lapse of such restrictions on transferability on November 6, 2001 if such restrictions have not already been released as a result of the CSI cash flow.

4.    COMMITMENTS AND CONTINGENCIES:

LITIGATION

      On April 17, 1997, Alan L. Levine and Canadian Petroleum Corporation filed suit in the Third Judicial district Court of Salt Lake County, Utah against the Company (f/k/a Mediterranean Oil Corp., f/k/a Pandora, Inc.) and John Does. The complaint alleges various common law claims arising from the alleged untimely failure to remove legends restricting the transferability of shares of the Company's common stock that had been issued by the Company in payment of legal fees incurred. The plaintiffs have computed damages in the approximate amount of $87,000. The Company believes the complaint is without legal merit and will vigorously defend itself. The Company accrued $40,000 for legal expenses related to this issue in 1997. As of June 30, 1998, $11,248 had been incurred for this matter.

      The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      The information set forth below includes forward-looking statements relating to actual results that may differ from projected results. Some factors that could cause results to differ materially from those projected in the forward-looking statements are set forth below. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

      On November 6, 1996, ZMAX acquired all of the outstanding stock of CSI. Prior to this transaction, ZMAX had no operations and its activities consisted of efforts to establish or acquire a new business and to raise capital. CSI was a privately held company formed on December 13, 1995. For financial reporting purposes, the acquisition has been treated as a recapitalization of CSI with CSI as the acquirer (a reverse acquisition). The historical financial statements prior to November 6, 1996 are those of CSI.

      CSI markets software re-engineering and millennium services to a variety of commercial and government organizations. In the next 12 months, the Company intends to make additional investments in the further development and marketing of CSI's software re-engineering and millennium services. In addition, the Company currently intends to pursue acquisitions in the information technology industry that will complement CSI.

      In view of the development costs relating to CSI's millennium services, the Company believes the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Specifically, as CSI increases its workforce in order to meet the future demand for its re-engineering and millennium services, it will incur training, salary and other costs prior to the recognition of related revenues. In addition, most of CSI's revenues are expected to be derived from a relatively small number of large-scale, comprehensive projects. Consequently, CSI's revenues and operating results may be subject to substantial variations in any given year and from quarter to quarter.

      The Company believes some demand for CSI's millennium services may continue to exist for some time after the year 2000, although this demand will diminish significantly over time and will eventually disappear. However, the Company's proprietary computer software tools may be used in conversion and re-engineering projects unrelated to Year 2000 compliance. The Company plans to pursue businesses and business opportunities unrelated to the millennium problem in the information services market and to develop products and services to take advantage of these opportunities, such as migrating a client's software application from a mainframe to a client-server environment. However, there can be no assurance that the Company will be able to successfully expand its business beyond the millennium conversion market. The failure to diversify and develop additional products and services could materially and adversely affect the Company's business, operating results and financial condition.

      Most of the Company's current cost structure is fixed. Expenses consist primarily of the salaries and benefits paid to the Company's technical, marketing and administrative personnel and benefits, travel, promotions and trade show expenses, office expenses and other general overhead costs. The amortization and depreciation expenses relate to property and equipment and intangible assets. As a result of its plan to expand its operations and to offer a wider range of information services, the Company expects these costs to increase.

      Margins for the Company's millennium services business may depend upon the volume of service because a significant portion of the Company's cost structure is fixed. Most of the Company's millennium conversion projects are expected to be priced on a fixed fee basis. Therefore, the profitability of an individual project may depend upon completing the project within the estimated number of staff hours and within the agreed time frame.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

      REVENUES. Revenues for the three months period ended June 30, 1998, were approximately $2,503,000, an increase of approximately $2,442,000 over revenues of approximately $61,000 for the three months period ended June 30, 1997. The increase in revenues during the second quarter of 1998 was a result of increased sales activity of Year 2000 remediation and consulting services by CSI during such period.

      GROSS PROFIT. Gross profit for the three months ended June 30, 1998 was approximately $1,660,000, an increase of approximately $1,656,000, over gross profit of approximately $4,000 for the three months ended June 30, 1997. The increase in profitability during the three months ended June 30, 1998 was a result of increased sales activity of Year 2000 remediation and consulting services by CSI during such period.

      RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended June 30, 1998, were approximately $84,000. No research and development expenses were incurred in the three months ended June 30, 1997. The Company initiated efforts during the first six months of 1998 to refine its Year 2000 toolset and to prepare the toolset for potential licensing to end-users.

      SALES AND MARKETING. Sales and marketing expenses for the three months ended June 30, 1998 were approximately $276,000, a decrease of approximately $219,000, from the approximately $495,000 in such expenses for the three months ended June 30, 1997. The decrease in sales and marketing expenses for the three months of 1998 was primarily attributable to a non-recurring severance charge that occurred during the three months of 1997.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 1998 were approximately $854,000 a decrease of approximately $321,000, as compared to approximately $1,175,000 of such expenses incurred by the Company for the three months period ended June 30, 1997. The decrease in general and administrative expenses for the three months ended 1998 was primarily attributable to a decrease in professional and consulting expenses.

      OTHER INCOME (EXPENSE). Interest income for the three months ended June 30, 1998 was approximately $87,000, an increase of approximately 28,000, as compared to approximately $59,000 of such interest income for the three months ended June 30, 1997. The increase in interest income for the three months ended June 30, 1998 was primarily attributable to greater amounts of cash. Interest expense for the three months ended June 30, 1998 was approximately ($9,000), a decrease of approximately $160,000 as compared to approximately $151,000 of such interest expense for the three months ended June 30, 1997. The decrease in interest expense for the three months ended 1998 was primarily attributable to the elimination of interest expense related to the amortization of the deferred financing costs and the amortization of a discount on the convertible notes. The convertible notes were converted into common stock in April 1997.

      NET INCOME (LOSS). As a result of the above, the net income for the three months ended June 30, 1998 was approximately $234,000, an increase of approximately $2,338,000, as compared to the net loss of approximately $2,104,000 for the three months ended June 30, 1997. Earnings before interest, income taxes, depreciation, amortization, and excluding other income expense ("EBITDA") for the three months ended June 30, 1998 was approximately $446,000, an increase of approximately $2,113,000, as compared to the EBITDA of ($1,667,000) for the three months ended June 30, 1997.

FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

      REVENUES. Revenues for the six months ended June 30, 1998, were approximately $4,027,000, an increase of approximately $3,966,000, over revenues of approximately $61,000 for the six months ended June 30, 1997. The increase was attributable to increased sales activity of Year 2000 remediation and consulting services by CSI during the first six months of 1998 as compared to the first six months of 1997 during which the Company had just commenced operations.

      GROSS PROFIT. Gross profit for the six months ended June 30, 1998, was approximately $2,717,000, an increase of approximately $2,713,000, over gross profit of approximately $4,000 for the six months ended June 30, 1997. The increase was attributable to increased sales activity during the first six months of 1998 as compared to the first six months of 1997 during which the Company had just commenced operations.

      RESEARCH AND DEVELOPMENT. Research and development expenses for the six months ended June 30, 1998, were approximately $212,000. No research and development expenses were incurred in the six months ended June 30, 1997. The Company initiated efforts during the first six months of 1998 to refine its Year 2000 toolset and to prepare the toolset for potential licensing to end-users.

      SALES AND MARKETING. Sales and marketing expenses for the six months ended June 30, 1998 were approximately $542,000, a decrease of approximately $111,000, from the approximately $653,000 in such expenses for the six months ended June 30, 1997. The decrease in sales and marketing expenses for the first six months of 1998 was primarily attributable to a non-recurring severance charge that occurred during the first six months of 1997.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six months ended June 30, 1998 were approximately $1,911,000, a decrease of approximately $284,000, as compared to approximately $2,195,000 of such expenses incurred by the Company for the six months period ended June 30, 1997. The decrease in general and administrative expenses for the first six months of 1998 was primarily attributable to a decrease in professional and consulting expenses.

      OTHER INCOME (EXPENSE). Interest income for the six months ended June 30, 1998 was approximately $143,000, an increase of approximately 34,000, as compared to approximately $108,000 of such interest income for the six months ended June 30, 1997. The increase in interest income for the first six months of 1998 was primarily attributable to greater amounts of cash. Interest expense for the six months ended June 30, 1998 was approximately ($2,000), an decrease of approximately $1,042,000, as compared to approximately $1,040,000 of such interest expense for the six months ended June 30, 1997. The decrease in interest expense for the first six months of 1998 was primarily attributable to the elimination of interest expense related to the amortization of the deferred financing costs and the amortization of a discount on the convertible notes. The convertible notes were converted into common stock in April 1997.

      NET INCOME (LOSS). As a result of the above, the net loss for the six months ended June 30, 1998 was approximately $448,000, a decrease of approximately $3,801,000, as compared to the net loss of approximately $4,249,000 for the six months ended June 30, 1997. Earnings before interest, income taxes, depreciation, amortization, and excluding other income expense ("EBITDA") for the six months ended June 30, 1998 was approximately $54,000, an increase of approximately $2,898,000, as compared to the EBITDA of ($2,844,000) for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company, since inception has financed its operations and capital expenditures through the sale of stock, convertible notes, convertible exchangeable debentures and the proceeds from the exchange offer and exercise of the warrants related to the convertible exchangeable debentures. Cash used in operations during the quarter ended June 30, 1998 was approximately $624,000, as compared to approximately $1,150,000 during the quarter ended June 30, 1997. The decrease in cash used in operations during the second quarter of 1998 was primarily a result of the generation of gross profit. Capital expenditures were approximately $39,000 for the quarter ended June 30, 1998, as compared to approximately $80,000 during the quarter ended June 30, 1997. The reduction in capital expenditures during 1998 is related primarily to the leveling off of the initial equipment requirements of the Company.

      As of June 30, 1998, the Company had working capital of approximately $5,365,000. The Company's primary source of liquidity consists of approximately $4,626,000 in cash and cash equivalents and approximately $2,499,000 in contract receivables.

      The  market  for the  Company's  products  is  growing  rapidly  and the
Company's business environment is characterized by rapid technological changes. The Company requires substantial working capital to fund its business, particularly to finance accounts receivable, sales and marketing efforts, research and development, and capital expenditures. The Company currently has no commitments for capital expenditures. The Company's future capital requirements will depend on many factors including the rate of revenue growth, if any, the timing and extent of spending to support research and development, technological changes and market acceptance of the Company's services. The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term; however, the growth and technological change make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary, might also require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.

OTHER

      Inflation has not had a significant effect on the Company's operations, as increased costs to the Company have generally been offset by increased prices of products and services sold.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Company's management believes that its operating and information systems are Year 2000 compliant. The Company expects no material impact on its operating and information systems from the Year 2000 issue.

      This  report  contains  forward-looking  statements  setting  forth  the
Company's beliefs or expectations relating to future revenues and profitability. Actual results may differ materially from projected or expected results due to changes in the demand for the Company's products and services, uncertainties relating to the results of operations, the Company's ability to implement its provider deployment model, its lengthy sales cycle, dependence on its major customers, risks associated with rapid technological change and the emerging services market, potential fluctuations in quarterly results, its dependence on sole and limited source suppliers and fluctuations in component pricing and its dependence on key employees and other risks and uncertainties affecting the technology industry generally. The Company disclaims any intent or obligation to up-date publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      The Company's Annual Meeting of Stockholders was held on May 5, 1998.

      The following three persons were elected by the following votes to serve as Class I directors of the Board of Directors for three years or until their successors are elected and qualified:

     Name                    Votes For      Votes Withheld
     ----                    ---------      --------------
Michael C. Higgins           5,817,695          8,988
G.W. Norman Wareham          5,817,695          8,988
Melvin A. McCubbin           5,817,695          8,988


      Shareholders ratified the selection of Arthur Anderson LLP as the independent accountants for the Company for the current fiscal year. Such proposal was approved by a vote of 5,651,415 shares for and 166,265 shares against, with 9,003 shares abstaining.


ITEM 5.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

            The following exhibits are filed herewith:
            11 - Computation of Net Income Per Share
            27 - Financial Data Schedule

(b)   REPORTS ON FORM 8-K

            None

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ZMAX Corporation


Date:  August 14, 1998           /s/MICHAEL C. HIGGINS
                                 ---------------------
                                 Michael C. Higgins
                                 President


                                 /s/JAMES T. MCCUBBIN
                                 --------------------
                                 James T. McCubbin
                                 Vice President - Principal Financial
                                   and Accounting Officer