Form 10-Q
period 1998-09-30
NEW ZMAX CORP
filed 1998-11-16
CIK 1040257

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended  SEPTEMBER 30, 1998
                                         ------------------
                                   OR

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1998; 11,729,714 shares of common stock, $.001 par value per share.

                               ZMAX CORPORATION

                                     INDEX

                                                                     Page No.
                                                                     --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets - September 30, 1998
      (unaudited) and December 31, 1997                                  1

Consolidated Statements of Operations for the three and six
      months ended September 30, 1998 and 1997 (unaudited)               2

Consolidated Statements of Cash Flows for the three and six
      months ended September 30, 1998 and 1997 (unaudited)               3

Notes to Consolidated Financial Statements                               4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8

PART II.   OTHER INFORMATION

Item 5.    Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                              15

                        PART 1. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        ZMAX CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                    June 30,        December 31,
                                                      1998              1997
                                                 -------------     -------------
                                                  (Unaudited)
            ASSETS
Current Assets:
  Cash                                           $   4,431,530     $   6,405,084
  Accounts receivable                                2,735,146         1,067,258
  Prepaid and other assets                              95,666            81,506
                                                 --------------    --------------

  Total current assets                               7,262,342         7,553,848

Property, plant & equipment (net)                      282,661           277,981
Intangible assets (net)                              3,159,725         4,033,265
Other assets                                             5,193             4,983
                                                 --------------    --------------

  Total assets                                   $  10,709,921     $  11,870,077
                                                 ==============    ==============

            LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses          $     860,733     $     826,117
  Current portion of long term debt                          -           539,541
  Contract deposits                                    297,671           926,039
                                                 --------------    --------------

  Total current liabilities                          1,158,404         2,291,697

Commitments and contingencies (Note 4)
Shareholders' equity
  Preferred stock, $0.001 par value,
    10,000,000 shares authorized,
    none issued and outstanding                              -                 -
  Common stock, $0.001 par value,
    50,000,000 shares authorized,
    11,729,714 shares issued and
    outstanding as of September 30, 1998
    and December 31, 1997, 479,801 shares
    subject to Cancellation Agreements
    as of September 30, 1998 and December
    31, 1997. (Note 3).                                 11,729            11,729
  Paid in capital                                   35,280,104        35,280,105
  Retained earnings                                (25,740,316)      (25,713,454)
                                                 --------------    --------------

  Total shareholders' equity                         9,551,517         9,578,380

Total liabilities & shareholders' equity         $  10,709,921     $  11,870,077
                                                 ==============    ==============

     The accompanying notes are an integral part of these balance sheets.

                        ZMAX CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended            Nine Months Ended
                                                       September 30                 September 30
                                               ---------------------------   --------------------------
                                                   1998           1997           1998          1997
                                               ------------   ------------   ------------   -----------
                                                       (unaudited)                   (unaudited)
Revenues                                       $  2,581,139   $    451,291   $  6,608,242   $    512,041

Operating expenses:
  Cost of sales                                     755,387        226,188      2,065,210        283,332
  Research and development                          120,652              -        332,274              -
  Sales and marketing                               298,090        243,315        839,636        896,464
  General & administrative                          734,766        875,043      2,645,398      3,069,598
  Depreciation & amortization                       327,527        280,284        953,408        651,937

    Income (loss) from operations                   344,717     (1,173,539)      (227,684)    (4,389,290)

Other income (expenses):
  Interest income                                    55,483         13,805        198,036        121,893
  Interest expense                                        -       (188,008)         1,990     (1,228,695)
  Other income (expenses)                            20,663           (879)           796       (101,103)
                                               -------------  -------------  -------------  -------------

    Net income (loss) before income taxes           420,863     (1,348,621)       (26,862)    (5,597,195)
    Income taxes benefit                                  -              -              -              -
                                               -------------  -------------  -------------  -------------

Net income (loss)                              $    420,863   $ (1,348,621)  $    (26,862)  $ (5,597,195)
                                               =============  =============  =============  =============

Basic net income (loss) per share              $       0.04   $      (0.23)  $      (0.00)  $      (1.10)
                                               =============  =============  =============  =============

Basic weighted average shares outstanding        11,249,913      5,978,973     10,325,913      5,079,169
                                               =============  =============  =============  =============

Diluted net income (loss) per share            $       0.04   $      (0.23)  $      (0.00)  $      (1.10)
                                               =============  =============  =============  =============

Fully diluted weighted average shares
  outstanding                                    11,250,287      5,978,973     10,325,913      5,079,169
                                               =============  =============  =============  =============

     The accompanying notes are an integral part of these balance sheets.

                        ZMAX CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended            Nine Months Ended
                                                            September 30                 September 30
                                                    ---------------------------   --------------------------
                                                        1998           1997           1998          1997
                                                    ------------   ------------   ------------   -----------
                                                            (unaudited)                   (unaudited)
Cash flows from operating activities:

  Net income (loss)                                 $    420,863   $ (1,348,621)  $    (26,862)  $ (5,597,195)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Depreciation and amortization expense              327,527        228,094        953,408        651,937
      Amortization of deferred financing costs                 -        161,464              -        388,564
      Amortization of discount on Notes and
        Debentures                                             -              -              -        591,408
      Stock compensation expense                               -              -              -        547,500
      Non-cash interest expense on promissory
        note                                                   -              -              -          8,904
      Loss on conversion of promissory note                    -              -              -        101,442

  Changes in assets and liabilities
    Accounts receivable                                 (236,509)             -     (1,667,888)             -
    Prepaid expenses and other assets                     33,634     (1,341,481)       (14,370)    (1,482,564)
    Accounts payable and accrued expenses               (324,910)       665,481         34,675      1,248,168
    Deferred income taxes                                      -         52,190              -              -
    Contract deposits                                   (405,400)     1,000,000       (628,369)     1,000,000
                                                    -------------  -------------  -------------  -------------

      Net cash used in operating activities         $   (184,795)  $   (582,873)  $ (1,349,405)  $ (2,541,836)
                                                    -------------  -------------  -------------  -------------

  Net cash used in investing activities:
    Purchase of property and equipment                    (9,663)        (3,279)       (84,608)      (257,542)
    Purchase of software                                       -              -              -       (767,379)
                                                    -------------  -------------  -------------  -------------

      Net cash used in investing activities         $     (9,663)  $     (3,279)  $    (84,608)  $ (1,024,921)
                                                    -------------  -------------  -------------  -------------

  Net cash provided by financing activities
    Proceeds from the issuance of common stock                 -              -              -        105,000
    Net (payments) borrowings on long-term
      obligations                                              -       (256,789)      (539,541)       131,054
                                                    -------------  -------------  -------------  -------------

      Net cash (used in) provided by financing
        activities                                             -   $   (256,789)  $   (539,541)  $    236,054
                                                    -------------  -------------  -------------  -------------

  Net decrease in cash                              $   (194,458)  $   (842,941)  $ (1,973,554)  $ (3,330,703)
                                                    -------------  -------------  -------------  -------------

  Cash, beginning of period                         $  4,625,988   $  2,354,407   $  6,405,084   $  4,842,169
                                                    -------------  -------------  -------------  -------------

  Cash, end of period                               $  4,431,530   $  1,511,466   $  4,431,530   $  1,511,466
                                                    =============  =============  =============  =============

     The accompanying notes are an integral part of these balance sheets.

                        ZMAX CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION, ORGANIZATION, AND NATURE OF OPERATIONS:

BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of ZMAX Corporation ("ZMAX" or the "Company"), as of December 31, 1997, and the notes thereto included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The common stock of ZMAX is currently listed on the SmallCap Market of the National Association of Securities Dealers, Inc. ("NASD") Automated Quotation System ("NASDAQ").

NATURE OF OPERATIONS

      On November 6, 1996, ZMAX acquired 100% of the outstanding common stock of Century Services, Inc. ("CSI"), a Maryland corporation. CSI was a privately held company formed on December 13, 1995 to perform computer re-engineering services with a focus on providing a solution to the Year 2000 problem. For financial reporting purposes, the acquisition has been treated as a recapitalization of CSI.

      Prior to the CSI transaction, ZMAX's activities consisted of efforts to establish a new business and raise capital. The operations of CSI consisted of activities to obtain financing, to acquire and develop its proprietary Year 2000 software re-engineering tools and methodologies, and to market its services to potential customers. Since the acquisition of CSI, the Company has been focused on the computer software re-engineering market. The Company generated its first revenues during 1997. The Company must continue to be successful in selling its services and recognizing those services as revenue in order to achieve growth, profitability, and success in the marketplace. There is no guarantee that the Company will continue to be successful in selling its services and developing or acquiring new services to market in the future. The Company may require additional funds that may not be available to it.

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

      The Company's operations are subject to certain risks and uncertainties, including among others, rapidly changing technology, uncertain and undeveloped markets for millennium services, current and potential competitors with greater financial, technological, production and marketing resources, the need to develop additional products and services, limited protection of proprietary information, the risk of third party claims of infringement, potential contract liability related to the Company's access to key aspects of customer's computer systems, dependence upon strategic alliances, the need for additional technical personnel, dependence on key management personnel, dependence on significant customers, management of growth, uncertainty of future profitability and possible fluctuations in financial results. In addition, there are risks associated with the market activity in ZMAX stock.


2.    SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

      Investments with original maturities of three months or less are considered cash equivalents for the purpose of these financial statements.

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

      Unbilled accounts receivable on time and materials contracts represent costs incurred and gross profit recognized during the period presented but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consists of amounts incurred which are not yet billable under contract terms. At September 30, 1998, unbilled accounts receivable totaled approximately $1,874,000, of which approximately $1,740,000 was billed during October 1998.

SIGNIFICANT CUSTOMERS

      For the nine months ended September 30, 1998, sales to three customers represented 51%, 15% and 14% of total revenues. As of September 30, 1998, 76% and 15% of the outstanding receivable balances are owed to the Company by two customers.

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

EARNINGS (LOSS) PER SHARE

      The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Options and warrants to purchase shares of Common Stock were not included in the computation of loss per share as the effect would be antidilutive.

      The treasury stock effect of options to purchase 1,844,000 shares of common stock and warrants to purchase 140,800 shares of common stock were included in the computation of income per share as the effect was dilutive. Outstanding shares subject to cancellation agreements are not included in the calculation of income or loss per share.

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


3.    STOCK SUBJECT TO CANCELLATION

      In September 1995, ZMAX entered into stock cancellation agreements with certain stockholders that provided for the cancellation of 775,808 shares of ZMAX common stock. In March 1997, 296,007 of these shares were returned to the Company and canceled. An additional 479,801 shares are subject to cancellation but had not been returned to the Company for cancellation as of September 30, 1998. The Company is currently undertaking action to have the shares canceled.


4.    COMMITMENTS AND CONTINGENCIES:

SETTLEMENT AGREEMENT

      In October 1998, the Company, its subsidiary (CSI), certain stockholders of the Company and an employee of the Company entered into a settlement agreement. The stockholders were the former sole stockholders of CSI prior to November 6, 1996, at which time ZMAX acquired all the outstanding shares of CSI in a transaction accounted for as the recapitalization of CSI. The employee had asserted a claim that the stockholders had agreed to compensate the employee for services rendered in connection with the recapitalization and subsequent financing of CSI by ZMAX. No such compensation had been paid or accrued as of September 30, 1998. In recognition of the employee's previous and continued service to the Company, the parties have entered into an agreement to resolve this matter..

      Under the terms of the settlement agreement, the stockholders have agreed to transfer an aggregate of 180,000 shares of ZMAX Common Stock to the Company. In turn, the Company has agreed to issue such shares to the employee in satisfaction of all claims that the employee may have had against the stockholders or the Company and its subsidiary. The shares of ZMAX Common Stock to be issued by the Company to the employee are restricted and subject to forfeiture and must be returned to the Company in the event that the employee breaches certain non-competition provisions contained in the settlement agreement. The term of the non-compete is one year.

LITIGATION

      On April 17, 1997, Alan L. Levine and Canadian Petroleum Corporation filed suit in the Third Judicial district Court of Salt Lake County, Utah against the Company (f/k/a Mediterranean Oil Corp., f/k/a Pandora, Inc.) and John Does. The complaint alleges various common law claims arising from the alleged untimely failure to remove legends restricting the transferability of shares of the Company's common stock that had been issued by the Company in payment of legal fees incurred. The plaintiffs have computed damages in the approximate amount of $87,000. The Company believes the complaint is without legal merit and intends to vigorously defend itself. In the opinion of management, resolution of this matter will not have a material adverse effect upon the financial position of future operating results of the Company.

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

      The information set forth below includes forward-looking statements relating to projected results that may differ from actual results. Some factors that could cause results to differ materially from those projected in the forward-looking statements are set forth below. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

      CSI markets software re-engineering and millennium services to a variety of commercial and government organizations. In the next 12 months, the Company intends to make additional investments in the further development and marketing of CSI's software re-engineering and millennium services. CSI anticipates a toolset for validation and verification of certain software languages will be available for licensing to end-users in the fourth quarter of 1998. In addition, the Company currently intends to pursue acquisitions in the information technology industry that will complement CSI.

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

      The Company believes some demand for CSI's millennium services may continue to exist for some time after the year 2000, although this demand will diminish significantly over time and will eventually disappear. However, the Company's proprietary computer software tools may be used in conversion and re-engineering projects unrelated to Year 2000 compliance. The Company plans to pursue business opportunities unrelated to the millennium problem in the information services market and to develop products and services to take advantage of these opportunities, such as migrating a client's software application from a mainframe to a client-server environment. However, there can be no assurance that the Company will be able to successfully expand its business beyond the millennium conversion market. The failure to diversify and develop additional products and services could materially and adversely affect the Company's business, operating results and financial condition.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

      REVENUES. Revenues for the three month period ended September 30, 1998, were approximately $2,581,000, an increase of approximately $2,130,000 over revenues of approximately $451,000 for the three month period ended September 30, 1997. The increase in revenues during the third quarter of 1998 was a result of increased sales activity of Year 2000 remediation and consulting services by CSI during this period.

      GROSS PROFIT. Gross profit for the three months ended September 30, 1998 was approximately $1,826,000, or 71% of revenues, an increase of approximately $1,601,000 over gross profit of approximately $225,000, or 50% of revenues, for the three months ended September 30, 1997. The increase in gross profitability during the three months ended September 30, 1998 was a result of increased efficiencies and productivity gains realized from the Company's workforce, management, and proprietary methodologies and tools.

      RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended September 30, 1998, were approximately $120,000, or 5% of revenues. No research and development expenses were incurred in the three months ended September 30, 1997. The Company initiated efforts during the first nine months of 1998 to refine its Year 2000 toolset and to prepare the toolset for potential licensing to end-users. The Company anticipates a validation and verification tool for certain mainframe languages will be available in the fourth quarter of 1998.

      SALES AND MARKETING. Sales and marketing expenses for the three months ended September 30, 1998 were approximately $298,000, or 12% of revenues, an increase of approximately $55,000, from approximately $243,000 of such expenses, or 54% of revenues, for the three months ended September 30, 1997. The increase in sales and marketing expenses for the three months of 1998 was primarily attributable to commission expenses related to increased sales revenue and further investments in marketing efforts related to the Company's services.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 1998 were approximately $735,000, or 29% of revenues, a decrease of approximately $140,000, as compared to approximately $875,000 of such expenses, or 194% of revenues, incurred by the Company for the three months ended September 30, 1997. The decrease in general and administrative expenses for the three months ended 1998 was primarily attributable to a decrease in professional and consulting expenses related to the Company's corporate financing and registration expenses.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three months ended September 30, 1998 were approximately $328,000, or 13% of revenues, an increase of approximately $48,000, as compared to approximately $280,000 of such expenses, or 62% of revenues, incurred by the Company for the three months ended September 30, 1997. The increase in depreciation and amortization expenses for the three months ended 1998 were primarily attributable to an increase in depreciable assets and intangibles.

      OTHER INCOME (EXPENSE). Interest income for the three months ended September 30, 1998 was approximately $55,000, or 3% of revenues, an increase of approximately $41,000 of such interest income, as compared to approximately $14,000, or 4% of revenues, for the three months ended September 30, 1997. The increase in interest income for the three months ended September 30, 1998 was primarily attributable to greater amounts of cash. There was no interest expense for the three months ended September 30, 1998. Interest expense for the three months ended September 30, 1997 was approximately $188,000. The decrease in interest expense for the three months ended September 30, 1998 was primarily attributable to the elimination of interest related to the amortization of the deferred financing costs.

      INCOME FROM OPERATIONS. Income from operations, excluding depreciation of approximately $328,000, for the three months ended September 30, 1998 was approximately $672,000, an increase of approximately $1,511,000, as compared to the loss from operations excluding depreciation and amortization of approximately $839,000 for the three months ended September 30, 1997 (excludes approximately $280,000 in depreciation and amortization).

      NET INCOME (LOSS). As a result of the above, the net income for the three months ended September 30, 1998 was approximately $421,000, or 17% of revenues, an increase of approximately $1,769,000, as compared to the net loss of approximately $1,348,000 for the three months ended September 30, 1997.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

      REVENUES. Revenues for the nine months ended September 30, 1998, were approximately $6,608,000, an increase of approximately $6,096,000 over revenues of approximately $512,000 for the nine months ended September 30, 1997. The increase was attributable to increased sales activity of Year 2000 remediation and consulting services by CSI during the nine months of 1998 as compared to the nine months of 1997.

      GROSS PROFIT. Gross profit for the nine months ended September 30, 1998, was approximately $4,543,000 or 69% of revenues, an increase of approximately $4,314,000 over gross profit of approximately $229,000, or 45% of revenues, for the nine months ended September 30, 1997. The increase was attributable to increased sales activity and greater realized economies of scale and efficiencies made by the Company during the nine months of 1998 as compared to the nine months of 1997 during which the Company had just commenced operations.

      RESEARCH AND DEVELOPMENT. Research and development expenses for the nine months ended September 30, 1998, were approximately $332,000, or 5% of revenues. No research and development expenses were incurred in the nine months ended September 30, 1997. The Company initiated efforts during the nine months of 1998 to refine its Year 2000 toolset and to prepare the toolset for potential licensing to end-users.

      SALES AND MARKETING. Sales and marketing expenses for the nine months ended September 30, 1998 were approximately $840,000, or 13% of revenues, a decrease of approximately $56,000, from the approximately $896,000 of such expenses, or 175% of revenues, for the nine months ended September 30, 1997. The decrease in sales and marketing expenses for the nine months of 1998 was primarily attributable to a non-recurring severance charge that occurred during the second quarter of 1997 which was partially offset by increased commission expenses related to increased revenue and further investments in marketing efforts related to the Company's services.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended September 30, 1998 were approximately $2,645,000, or 40% of revenues, a decrease of approximately $425,000, as compared to approximately $3,070,000 of such expenses, or 600% of revenues, incurred by the Company for the nine months period ended September 30, 1997. The decrease in general and administrative expenses for the nine months of 1998 was primarily attributable to a decrease in professional and consulting expenses related to the Company's corporate financing and registration expenses.

      OTHER INCOME (EXPENSE). Interest income for the nine months ended September 30, 1998 was approximately $198,000, or 3% of revenues, an increase of approximately $76,000 as compared to approximately $122,000 of such interest income, or 24% of revenues, for the nine months ended September 30, 1997. The increase in interest income for the nine months of 1998 was primarily attributable to greater amounts of cash. Interest expense for the nine months ended September 30, 1998 was approximately ($2,000), a decrease of approximately $1,231,000 as compared to approximately $1,229,000 of such interest expense for the nine months ended September 30, 1997. The decrease in interest expense for the nine months of 1998 was primarily attributable to the elimination of interest expense related to the amortization of the deferred financing costs and the amortization of a discount on the convertible notes. The convertible notes were converted into common stock in April 1997.

      INCOME FROM OPERATIONS. Income from operations, excluding depreciation and amortization of approximately $953,000, for the nine months ended September 30, 1998 was approximately $726,000, an increase of approximately $4,463,000, as compared to the loss from operations excluding depreciation and amortization of approximately $3,737,000 for the nine months ended September 30, 1997 (excludes approximately $652,000 in deprecation and amortization).

      NET INCOME (LOSS). As a result of the above, the net loss for the nine months ended September 30, 1998 was approximately $27,000, a decrease of approximately $5,570,000, as compared to the net loss of approximately $5,597,000 for the nine months ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has, since inception, financed its operations and capital expenditures through the sale of stock, convertible notes, convertible exchangeable debentures and the proceeds from the exchange offer and exercise of the warrants related to the convertible exchangeable debentures. Cash used in operations during the quarter ended September 30, 1998 was approximately $185,000, as compared to approximately $583,000 during the quarter ended September 30, 1997. The decrease in cash used in operations during the third quarter of 1998 was primarily a result of the generation of gross profit. Capital expenditures were approximately $10,000 for the quarter ended September 30, 1998, as compared to approximately $3,000 during the quarter ended September 30, 1997. The increase in capital expenditures during 1998 is related primarily to the ongoing purchase requirements of computer equipment for Company personnel.

      As of September 30, 1998, the Company had working capital of approximately $6,100,000. The Company's primary source of liquidity consists of approximately $4,400,000 in cash and cash equivalents and approximately $2,700,000 of contract receivables.

      The market for the Company's products is expanding and the Company's business environment is characterized by rapid technological changes. The Company requires substantial working capital to fund its business, particularly to finance accounts receivable, sales and marketing efforts, research and development, and capital expenditures. The Company currently has no commitments for capital expenditures. The Company's future capital requirements will depend on many factors including the rate of revenue growth, if any, the timing and extent of spending to support research and development, technological changes and market acceptance of the Company's services. The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term; however, the growth and technological change make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary, might also require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.


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

      The Company is an information technology ("IT") corporation which is in the business of performing evaluation, testing and re-engineering services in providing solutions to the Year 2000 problem. The Company owns, markets, utilizes and licenses the use by others of its proprietary Year 2000 software re-engineering tools and methodologies. The Company's management believes that its operating and information systems are Year 2000 compliant. The Company expects no material impact on its operating and information systems from the Year 2000 issue.

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


                                 ZMAX Corporation


Date:  November 13, 1998           /s/MICHAEL C. HIGGINS
                                 ---------------------
                                 Michael C. Higgins
                                 President


                                 /s/JAMES T. MCCUBBIN
                                 --------------------
                                 James T. McCubbin
                                 Vice President - Principal Financial
                                   and Accounting Officer