Form 10-K
period 1998-12-31
NEW ZMAX CORP
filed 1999-03-31
CIK 1040257

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.
       For the fiscal year ended DECEMBER 31, 1998.

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.
       For the transition period from ___________ to ___________.

                     Commission file number   000-23967

                               ZMAX CORPORATION
   -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                     52-2040275
   ------------------------------                ---------------------------
  (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                     Identification No.)

        20251 CENTURY BLVD. GERMANTOWN, MD                     20874
   -------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

   Registrant's telephone number, including area code:  (301) 353-9500
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

                    Common Stock, Par Value $.001 Per Share
                    ---------------------------------------
                               (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes [X]   No [ ]

      The aggregate market value of the registrant's Common Stock, par value $.001 per share, held as of March 16, 1999 by non-affiliates of the registrant was $50,829,204 based on the average bid and asked prices of the Common Stock on such date.

      As of March 30, 1999, the registrant had 13,117,214 shares of its Common Stock issued and outstanding.

      Indicate by check mark if disclosure of  delinquent  filers  pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

                      DOCUMENTS INCORPORATED BY REFERENCE


      The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 1.     BUSINESS.

INTRODUCTION

      ZMAX Corporation ("ZMAX" or the "Company") focuses on acquiring, building and operating companies in the information technology ("IT") industry. In 1996, the Company acquired all of the stock of Century Services, Inc. ("CSI"), a corporation that provides re-engineering and information processing services to users of large-scale computer systems in North America. CSI currently specializes in assisting business organizations and government agencies with what has become popularly known as the "Year 2000 problem" ("Y2K"). In December of 1998, the Company acquired all of the stock of Eclipse Information Systems, Inc. ("Eclipse"), a corporation that provides IT consulting services through several practice areas focused in distributed client server technologies. Over the next several years, the Company expects to devote substantial resources to developing and expanding its IT services through internal growth and synergistic acquisitions.

BUSINESS STRATEGY

      The Company believes the current market for IT services is rapidly changing and expanding, driven by pressures placed on companies to: increase the productivity of its workforce, allow management to make better decisions by having instant access to more information, enable customers and suppliers to interface electronically, and to utilize new technologies where they will help in these efforts. As a result of these pressures, the Company believes that there are significant opportunities for growth in the IT services marketplace.

      To take advantage of these opportunities, the Company's strategy is to further expand its core expertise, as previously developed in performing and managing Y2K re-engineering projects, into additional IT areas including client server application migration services, Enterprise Resource Planning ("ERP") implementation services and E-business solutions. These three practice groups are expected to form the core of the Company's expansion of its IT consulting business beyond Y2K services. The Company believes that through focused internal development and further acquisitions of rapidly growing IT consulting companies, the Company's existing expertise may be rapidly expanded in these areas.

      To support these targeted growth plans, the Company's business strategy incorporates the concepts of seeding internal growth by opening new offices in key geographic markets and selecting potential acquisitions that can supplement and expand the Company's technology base and regional exposure. The Company believes that a strong branch network of offices will enable it to have an improved ability to service larger national accounts that may generate greater revenues.

      The Company's ability to expand successfully by internal development and strategic acquisitions depends on many factors, including the identification and acquisition of businesses and the successful operation of new offices. Any difficulties encountered in the expansion of the Company through internal development and/or acquisition could have an adverse impact on the Company's revenues and operating results.

CLIENTS

      The client base of the Company is located throughout the United States. All Y2K customers have been serviced through the Germantown, Maryland headquarters facility where the Company's Y2K compliance factory is located. The centralized control and processing of customers' computer codes permits economies of scale and will continue in 1999 and beyond. The Company's Y2K clients represent a variety of industries including: banking, utilities, healthcare, telecommunications, aerospace, retail, and the public sector. Y2K commercial clients of the Company include: Lockheed Martin, Lehman Brothers, Alliance Capital, Bessemer Trust, SEI Investments, Ernst & Co., Washington Gas Light Corporation, First National Bankcorp, United Bankshares, Westchester Medical Center, and Harvard Pilgrim Healthcare. Y2K public sector clients of the Company include: the States of New Jersey, New York, California, and Maryland and the Federal agencies of Housing and Urban Development and the Department of Defense.

      With the recent acquisition of Eclipse in December of 1998, the Company added approximately eighteen clients of similar size and quality. Examples of the Eclipse clients include: Abbott Labs, Ameritech, AON, Baker & McKensie, Baxter/Allegiance, Coilcraft, Elkay Manufacturing, Hewitt, Nestle, Pampered Chef, RR Donneley, Spencer Stuart, THK America, Transamerica, Trans Union, and Wrigley.

      The Company has historically derived, and may in the future derive, a significant percentage of its total revenue from a relatively small number of clients. During 1998, three customers represented an aggregate of 73% of the Company's total revenues for the year. During 1997, three customers represented an aggregate of 60% of the Company's total revenues for the year. Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.

MARKETING AND SALES

      The Company focuses its marketing efforts on mid-sized to large corporations with significant IT budgets and requirements. While the Company currently performs work for companies across many major industries, most of the Company's revenues in 1998 were derived from state governments, the financial services industry, the healthcare industry, and utility companies.

      The Company markets its services through its direct sales force and alliances with a number of strategic partners. The direct sales force is responsible for providing highly responsive service and ensuring client satisfaction with the Company's services. The Company's partners provide additional access to potential customers that would otherwise be more difficult for the direct sales force to penetrate.

COMPETITION

      The market for the IT services that the Company provides is highly competitive, includes a large number of competitors and is subject to rapid change. The primary competitors of the Company include participants from a variety of market segments, including publicly and privately held firms, "Big Five" accounting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, and other general management consulting firms. Increasingly, companies from foreign countries are also targeting this market. The Company believes its principal competitive advantages include its software tools, its ability to quickly modify those tools to address the changing marketplace, and its commitment to client satisfaction.

INTELLECTUAL PROPERTY

      The Company's intellectual property primarily consists of the methodologies developed for use in its Y2K services and ownership or exclusive rights to the use of its software tool suite known as the VISION 2000SM solution. The Company does not have any patents and relies upon a combination of trade secret, copyright and trademark laws and contractual restrictions to establish and protect its ownership of its proprietary methodologies and exclusive rights to use its software tool suite. The Company generally enters into non-disclosure and confidentiality agreements with its employees, independent sales agents, and clients. As the number of competitors providing Y2K services similar to those offered by the Company increases, it is more likely that substantially similar tools and methodologies will be used in providing such services. Although the Company's software products and services have never been the subject of an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future, that the assertion of such claims will not result in litigation, or that the Company would prevail in such litigation or be able to obtain a license for the use of any allegedly infringed intellectual property from a third party on commercially reasonable terms. Furthermore, litigation, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Although the Company is not aware of any basis upon which a third party could assert an infringement claim, any infringement claim or litigation against the Company could therefore materially adversely affect the Company's business, operating results, and financial condition.

PERSONNEL

      As of December 31, 1998, the Company had 137 full-time employees including 14 persons in sales, 109 persons in operations and engineering and 14 persons in management and administration. The Company also employs temporary employees and consultants.

ITEM 2.     PROPERTIES.

      The Company's corporate headquarters are located at 20251 Century Boulevard in Germantown, Maryland, outside Washington, D.C. The Company and its subsidiary, Century Services Incorporated, currently occupy approximately 13,000 square feet through a sublease that expires September 30, 2000. The Company's annual rent for the property in 1998 was $112,346, and is subject to annual upward adjustment. The Company also pays its pro rata share of increases to real estate taxes and operating expenses for the property.

      The Company's newly acquired subsidiary, Eclipse Information Systems, Inc.("Eclipse"), currently occupies approximately 7,200 square feet at two locations. Eclipse leases approximately 6,000 square feet through a sublease that expires December 31, 2001 in Oakbrook Terrace, Illinois and approximately 1,200 square feet through a lease that expires June 24, 2003 in Independence, Ohio. Eclipse was acquired on December 14, 1998 and the Company paid no material rents for the Eclipse properties in 1998. If Eclipse had been acquired on January 1, 1998, the Company's annual rent for Eclipse's properties would have been approximately $131,000. The Eclipse properties are subject to annual upward adjustments and Eclipse pays pro rata shares of operating expenses for the properties.

      The Company anticipates entering into new facilities and potentially expanding its current facilities to accommodate the expected continued growth of the Company. The Company believes that it can obtain the additional facilities required to accommodate its projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that it will be able to do so.

ITEM 3.     LEGAL PROCEEDINGS.

      The Company is not involved in any material legal proceedings except as described below. On April 17, 1997, Alan L. Levine and Canadian Petroleum Corporation filed suit in the Third Judicial District Court of Salt Lake County, Utah against the Company (f/k/a Mediterranean Oil Corp., f/k/a Oryx Gold Corp., f/k/a Pandora, Inc.) and John Does. The complaint alleges various common law claims arising from the alleged untimely failure to remove legends restricting the transferabilty of shares of the Company's common stock that had been issued by the Company in payment of legal fees incurred. The plaintiffs have computed damages in the approximate amount of $87,000. The Company believes the complaint is without legal merit and continues to vigorously defend itself.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS.

      No matters were submitted to a vote of the registrant's shareholders during the fourth quarter of 1998.

                                    PART II

ITEM 5.     MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
            MATTERS.

      The Company's Common Stock is quoted on the NASDAQ SmallCap Market under the symbol "ZMAX" and the Frankfurt and Berlin exchanges under the symbol "ZMX". From August 20, 1997 to May 18, 1998 the Company's Common Stock was quoted on the NASD OTC Bulletin Board under the symbol "ZMAX" and prior to August 20, 1997 the Company's Common Stock was traded on the NASD OTC Bulletin Board under the trading symbols of "MEDO" and "ORYX".

      The stock prices listed below, which have been adjusted for a 1 for 80 reverse stock split of the Company's Common Stock as of August 27, 1997, represent the high and low closing bid prices of the Common Stock for each of the periods indicated:

          1998                 High             Low
      ----------------------------------------------
      First Quarter           $ 8.11          $ 5.06
      Second Quarter           10.63            5.03
      Third Quarter             7.19            2.75
      Fourth Quarter            5.25            2.63

          1997                 High             Low
      ----------------------------------------------
      First Quarter           $ 4.00          $  .80
      Second Quarter            4.00            1.60
      Third Quarter             6.75            1.25
      Fourth Quarter           16.25            5.00

      As of March 25,  1999  there  were 153  holders  of record of the Common
Stock.

DIVIDEND POLICY

      The Company has never paid cash dividends on its Common Stock and intends to continue this policy for the foreseeable future. ZMAX plans to retain earnings for use in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors of the Company and will be dependent on ZMAX's results of operations, financial condition, contractual and legal restrictions and any other factors deemed to be relevant.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL INFORMATION.

      The tables below present selected historical financial data of ZMAX. The ZMAX historical data for the years ended December 31, 1998, 1997 and 1996 are derived from the historical financial statements of ZMAX Corporation as audited by Arthur Andersen LLP, included elsewhere in this Form 10-K.

      On December 14, 1998 ZMAX acquired Eclipse Information Systems, Inc. The accompanying financial data include the accounts of Eclipse since the date of acquisition. A further description of this transaction is set forth in the Form 8-K/A filed on March 1, 1999 with the Securities and Exchange Commission.

      On November 6, 1996, ZMAX, which was then a shell company listed on the OTC Bulletin Board, acquired Century Services, Inc. ("CSI"), a Maryland corporation. CSI was a privately held company formed on December 13, 1995, to perform computer re-engineering with a focus on providing a solution to the Year 2000 problem. For financial reporting purposes, the acquisition has been treated as a recapitalization of CSI with CSI as the acquiror (a reverse acquisition). Accordingly, the historical financial statements of ZMAX prior the November 6, 1996 are the historical financial statements of CSI. The accompanying selected financial data include all of the accounts of CSI and ZMAX for the period from the acquisition on November 6, 1996, through December 31, 1998. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes thereto included elsewhere herein.

                                                    For the Year Ended December 31,
                                        ------------------------------------------------------
                                              1998               1997               1996
                                        ---------------    ---------------     ---------------
STATEMENT OF OPERATIONS DATA:
Revenues                                $  9,916,276       $  1,425,360        $          -
Cost of revenues                           3,478,982            667,098                   -
Research and development expense             473,362                  -                   -
Sales and marketing expense                1,190,548          1,110,655             228,803
General and administrative expense         3,515,391          4,148,421           1,069,681
Employee stock compensation expense          534,384                  -                   -
Depreciation and amortization              1,268,338          1,008,864             193,533
                                        -------------      -------------       -------------
  Loss from operations                      (544,729)        (5,509,678)         (1,492,017)
                                        -------------      -------------       -------------

Other income (expense):
Interest income                              270,337            137,814              14,248
Interest expense                              (9,140)        (1,366,479)         (7,125,386)
Other                                            821         (7,468,356)         (2,903,600)
                                        -------------      -------------       -------------
  Net loss                              $   (282,711)      $(14,206,699)       $(11,506,755)
                                        =============      =============       =============

  Basic and diluted loss per share      $      (0.03)      $      (2.58)       $     (13.45)
                                        =============      =============       =============

  Basic and diluted weighted average
    shares outstanding                    10,638,680          5,502,668             855,712
                                        =============      =============       =============


OPERATING AND OTHER DATA

Revenues                                $  9,916,276       $  1,425,360        $          -

Cost of revenues                           3,478,982            667,098                   -

Gross margin                                   64.9%              53.2%                   -

EBITDA(1)                                  1,257,993         (4,500,814)         (1,298,484)
EBITDA margin                                  12.7%            (315.8%)                  -


                                                            December 31,
                                        ------------------------------------------------------
                                              1998               1997               1996
                                        ---------------    ---------------     ---------------
BALANCE SHEET DATA:
Cash and cash equivalents               $  4,521,126       $  6,405,084        $  4,842,169
Working capital                            5,563,144          5,262,151           2,725,534
Total assets                              17,446,362         11,870,077           8,592,042
Total liabilities                          1,666,309          2,291,697           8,172,254

Accumulated deficit                      (25,996,165)       (25,713,454)        (11,506,755)

Total stockholders' equity                15,780,053          9,578,380             419,788


Notes to Selected Consolidated Financial and Operating Data:

(1) EBITDA (earnings before interest, taxes, depreciation and amortization, and certain one-time charges), while not a measure under generally accepted accounting principles ("GAAP"), is a standard measure of performance in many industries. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

      The information set forth below includes forward-looking statements. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth below. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

      ZMAX Corporation ("ZMAX" or the " Company") focuses on acquiring, building and operating companies in the information technology ("IT") industry. In 1996, the Company acquired all of the stock of Century Services, Inc. ("CSI"), a corporation that provides re-engineering and information processing services to users of large-scale computer systems in North America. CSI currently specializes in assisting business organizations and government agencies with what has become popularly known as the "Year 2000 problem" ("Y2K"). In December of 1998, the Company acquired all of the stock of Eclipse Information Systems, Inc. ("Eclipse"), a corporation that provides IT consulting services through several practice areas focused in distributed client server technologies. In the next 12 months, the Company intends to make additional investments in the expansion and further development of its services and markets as it continues to combine the subsidiaries' practices and technologies into a singular IT consulting company. The Company further expects to devote substantial resources to developing and expanding its IT services through additional synergistic acquisitions.

      On December 14, 1998 ZMAX acquired all of the outstanding capital stock of Eclipse. The results of operations of Eclipse are included in the financial statements of ZMAX from the date of acquisition. Prior to the acquisition, Eclipse was a privately held company with its headquarters in Oakbrook, Illinois. A further description of this transaction is set forth in the Form 8-K/A filed on March 1, 1999 with the Securities and Exchange Commission.

      Eclipse markets IT consulting services to a variety of commercial companies through a series of technology practices that specialize in delivering solutions focused in distributed client server environments. Eclipse provides services in ERP packaged solutions, internet & intranet solutions, network solutions, client server solutions, and AS/400 solutions.

      On November 6, 1996, ZMAX acquired all of the outstanding stock of CSI. Prior to this transaction, ZMAX had no operations and its activities consisted of efforts to establish or acquire a new business and to raise capital. CSI was a privately held company formed on December 13, 1995. For financial reporting purposes, the acquisition was treated as a recapitalization of CSI with CSI as the acquirer (a reverse acquisition). The historical financial statements prior to November 6, 1996 are those of CSI.

      CSI markets Y2K services to a variety of commercial and government organizations. The Company believes some demand for CSI's Y2K services may continue to exist for some time after the Year 2000, although this demand will diminish significantly over time and will eventually disappear. However, CSI's proprietary computer software tools may be used in conversion projects unrelated to Y2K work. CSI plans to pursue business opportunities unrelated to the Y2K problem in the information services market and to develop products and services to take advantage of these opportunities, such as migrating a client's software application from a mainframe to a client-server environment. With the recent acquisition of Eclipse, the Company believes synergistic benefits may be realized as the two organizations further develop additional services and technologies together.

      In the next 12 months, the Company intends to integrate the services of Eclipse's with that of CSI's and other potentially synergistic acquisitions. Further, the Company intends to expand the services of both subsidiaries through opening other offices in key geographic markets.

      In the next 12 months, the Company intends to make additional investments in the expansion and further development of additional IT services and markets. In view of these investments the Company believes the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Specifically, as the Company increases its investments in non Y2K services, it will incur training, salary and other costs prior to the recognition of related revenues. In addition, most of the Company's revenues are expected to be derived from a relatively small number of large-scale, comprehensive projects. Consequently, the Company's revenues and operating results may be subject to substantial fluctuations in any given year and from quarter to quarter.

      Through December 31, 1998, the Company's revenues were generated primarily from CSI's consulting and conversion fees and software sales related to Y2K services. With the acquisition of Eclipse and its plans to continue to diversify, the Company's future revenues will be less concentrated on Y2K services.

      Most of the Company's current cost structure is fixed. Expenses consist primarily of the salaries and benefits paid to the Company's technical, marketing and administrative personnel. Amortization and depreciation expenses relate to property, equipment and intangible assets. As a result of its plan to expand its operations through internal growth and acquisitions the Company expects these costs to increase.

      The Company's profitability depends upon both the volume of service and the Company's ability to manage costs. Because a significant portion of the Company's cost structure is fixed, the Company must effectively manage these costs to achieve profitability. In addition, certain of the Company's projects are priced on a fixed fee basis. The profitability on an individual fixed fee project depends upon completing the project within the estimated number of staff hours and within the agreed upon time frame. To date, the Company has been able to maintain its operating margins through efficiencies achieved by the use of the Company's proprietary software tools, by completing fixed fee projects within budget, by offsetting increases in consultant salaries with increases in consultant fees, and by effectively managing general overhead costs.

RECENT DEVELOPMENTS

ECLIPSE ACQUISITION:

     On December 14, 1998, the Company acquired all of the outstanding stock of Eclipse in a transaction accounted for as a purchase. The Company acquired the stock of Eclipse for $1,450,000 in cash and 1,700,000 shares of the Company's common stock. The Company also incurred approximately $325,000 in direct acquisition costs.

     The unaudited pro forma data presented below reflects the acquisition of Eclipse as if it had occurred on January 1, 1997. The pro forma results are not necessarily indicative of future results of operations or of what would have occurred had the acquisition actually been consummated on that date.

                                                      December 31
                                          -----------------------------------
                                               1998                  1997
                                          -------------         -------------
                                                     (unaudited)
Revenues                                  $ 17,982,127          $  6,805,439
Cost of Revenues                             8,217,220             4,051,278
Gross margin                                     54.3%                 40.5%
EBITDA(1)                                    2,345,890            (3,607,544)
EBITDA margin                                    13.0%                (53.0%)
Net income (loss)                              177,885           (14,075,429)
Basic and diluted income (loss) per share        $0.01                $(1.95)

(1) EBITDA (earnings before interest, taxes, depreciation and amortization, and certain one-time charges), while not a measure under generally accepted accounting principles ("GAAP"), is a standard measure of performance in many industries. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

      REVENUES. Revenues for the year ended December 31, 1998, were approximately $9.9 million, an increase of approximately $8.5 million over revenues of approximately $1.4 million for the year ended December 31, 1997. The increase was primarily attributable to increased sales of Y2K remediation and consulting services by CSI during 1998 as compared to 1997. To a lesser extent, the increased revenues during 1998 were attributable to the Company's first license of its proprietary Y2K software and the revenue generated by Eclipse since the date of acquisition, December 14, 1998.

      GROSS PROFIT. Gross profit for the year ended December 31, 1998, was approximately $6.4 million, or 64.9% of revenues, an increase of approximately

$5.7 million over gross profit of approximately $0.7 million, or 53.2% of revenues, for the year ended December 31, 1997. The increase was attributable to increased revenues and greater realized economies of scale and efficiencies during 1998 as compared to 1997, during which the Company had just commenced operations.

      RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended December 31, 1998, were approximately $0.5 million, or 4.8% of revenues. No research and development expenses were incurred during the year ended December 31, 1997. The Company initiated efforts during 1998 to refine its Y2K toolset and to prepare the toolset for potential licensing to end-users. In the fourth quarter of 1998, the Company entered into its first licensing agreement for the Y2K toolset. The Company expects to continue to market the licensing of the Y2K toolset during 1999.

      SALES AND MARKETING. Sales and marketing expenses for the year ended December 31, 1998 were approximately $1.2 million, or 12.0% of revenues, an increase of approximately $0.1 million, from the $1.1 million of such expenses, or 77.9% of revenues, for the year ended December 31, 1997. The increase in sales and marketing expenses for the year ended December 31, 1998 was primarily attributable to increased commission expenses and further investments in marketing efforts in 1998. These increases were partially offset by a reduction in severance costs incurred in the year ended December 31, 1997.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 1998 were $3.5 million, or 35.5% of revenues, a decrease of $0.6 million, as compared to $4.1 million of such expenses, or 291.0% of revenues, for the year ended December 31, 1997. The decrease in general and administrative expenses in 1998 was primarily attributable to a decrease in professional and consulting expenses.

      INTEREST INCOME (EXPENSE). Interest income for the year ended December 31, 1998 was approximately $0.3 million, an increase of approximately $0.2 million as compared to approximately $0.1 million of such interest income, for the year ended December 31, 1997. The increase in interest income in 1998 was primarily attributable to greater amounts of invested cash. The Company had no material interest expense for year ended December 31, 1998. Interest expense for the year ended December 31, 1997 was approximately $1.4 million. The decrease in interest expense in 1998 was primarily attributable to repayment of the Company's long-term debt and the elimination of interest expense related to the amortization of the deferred financing costs and the discount on the Company's convertible notes.

      EBITDA (EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION, AND CERTAIN ONE-TIME CHARGES). As a result of the above, the EBITDA for the year ended December 31, 1998 was approximately $1.3 million. This represented an increase of approximately $5.8 million as compared to negative EBITDA of approximately $(4.5) million for the year ended December 31, 1997. The loss from operations for the year ended December 31, 1998, included a one-time charge of approximately $0.5 million for employee stock compensation. This charge related to the contribution of shares of common stock to the Company by certain stockholders and the re-issuance of that stock to an employee as consideration for services. This transaction was not dilutive and did not impact the Company's cash flows or financial position and may result in a future tax benefit for the Company.

      NET INCOME(LOSS). As a result of the above, the net loss for the year ended December 31, 1998 was approximately $0.3 million, a decrease of approximately $13.9 million, as compared to the net loss of approximately $14.2 million for the year ended December 31, 1997. Net income, excluding the one-time charge for the year ended December 31, 1998, was approximately $0.3 million.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Prior to the CSI transaction, ZMAX was a development stage company whose activities consisted of efforts to establish a new business and raise capital. For financial reporting purposes, the CSI transaction has been treated as a recapitalization of CSI with CSI as the acquirer (a reverse acquisition). The historical financial statements including the results of operations prior to November 6, 1996 are those of CSI.

     The net loss for the year ended December 31, 1997, was $14.2 million, or $2.58 per share. The loss was primarily related to the recapitalization of CSI and the further development of operations and infrastructure by CSI. Included in the loss were several significant non-cash charges including approximately $7.4 million in other charges related to the conversion of debentures, approximately $0.6 million in interest charges were recorded related to the amortization of the discount on the Company's $2.1 million convertible notes that resulted from an allocation of the proceeds of the debt to additional paid-in capital to reflect the beneficial conversion feature on the debt, approximately $1.5 million in amortization of intangibles and deferred financing costs was recorded, and approximately $0.5 million in non-employee stock compensation was charged to expense. The Company also recognized a loss of approximately $0.1 million upon the conversion of a promissory note into common stock. The remaining operating loss reflects the costs related to the increased operations of CSI and fees and expenses associated with the CSI transaction and related financing. During the year ended December 31, 1997, the Company recognized revenues totaling $1.4 million related to Y2K services.

     CSI was formed on December 13, 1995. Its 1995 activities were limited to acquiring the rights to two of its software tools. In 1996, the Company incurred a net loss of $11.5 million, or $13.45 per share. No revenues were generated during 1996. Included in the loss were several significant non-cash charges including approximately $2.9 million of expense related to the CSI transaction, approximately $7.0 million in interest charges related to the amortization of the discount on the Company's convertible debt that resulted from an allocation of the proceeds of the debt to additional paid-in capital to reflect the beneficial conversion feature on the convertible debt, approximately $0.4 million in amortization of intangibles and deferred financing costs, and approximately $0.3 million in non-employee stock compensation expense. The remaining expenses were primarily attributable to the salaries and benefits paid to the Company's technical, marketing and
administrative   personnel  along  with  other  marketing  and  administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has, since inception, financed its operations and capital expenditures through the sale of common stock, convertible notes, convertible exchangeable debentures, the proceeds from the exchange offer and the exercise of the warrants related to the convertible exchangeable debentures. Cash provided by operating activities for the year ended December 31, 1998 was $0.4 million, an increase of $4.2 million over the cash used in operating activities of $3.8 million for the year ended December 31, 1997. Total cash used for the year ended December 31, 1998 was approximately $1.9 million, as compared to cash generated of approximately $1.6 million for the year ended December 31, 1997. The cash used during the year ended December 31, 1998 was primarily a result of the $1.6 million in cash used for the acquisition of Eclipse. Capital expenditures on property and equipment were approximately $0.1 million for the year ended December 31, 1998, as compared to approximately $0.3 million during the year ended December 31, 1997. The decrease in capital expenditures during 1998 was related primarily to the completion of the start-up equipment requirements of the Company.

      As of December 31, 1998, the Company had working capital of approximately $5.6 million. The Company's primary source of liquidity consists of approximately $4.5 million in cash and cash equivalents and approximately $2.5 million of accounts receivable.

      The market for the Company's products is expanding and the Company's business environment is characterized by rapid technological changes. The Company requires substantial working capital to fund its business, particularly to finance accounts receivable, sales and marketing efforts, research and development, and capital expenditures. The Company currently has no material commitments for capital expenditures. The Company's future capital requirements will depend on many factors including the rate of revenue growth, if any, the timing and extent of spending to support research and development, technological changes and market acceptance of the Company's services. The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term; however, the Company's revenue growth and technological change make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary, might also require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.

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

      The Company is an information technology ("IT") company which is in the business of performing evaluation, testing and re-engineering services in providing solutions to the Y2K problem. The Company owns, markets, utilizes and licenses the use by others of its proprietary Y2K software re-engineering tools and methodologies. The Company's management believes that its operating and information systems are Y2K compliant. The Company expects no material impact on its operating and information systems from the Y2K issue.

      This  report  contains  forward-looking  statements  setting  forth  the
Company's beliefs or expectations relating to future revenues and profitability. Actual results may differ materially from projected or expected results due to changes in the demand for the Company's products and services, uncertainties relating to the results of operations, dependence on its major customers, risks associated with rapid technological change and the emerging services market, potential fluctuations in quarterly results, and its dependence on key employees and other risks and uncertainties affecting the technology industry generally. The Company disclaims any intent or obligation to up-date publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      NOT APPLICABLE

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 14(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                   PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Pursuant to General Instructions G(3) of Form 10-K, the information called for by this Item regarding directors is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Information regarding the Company's executive officers is set forth under Item 4A of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

      Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT.

      Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                   PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(1) FINANCIAL STATEMENTS:


REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS

Consolidated Balance Sheets as of December 31, 1998 and 1997


Consolidated Statements of Operations for the Years
      Ended December 31, 1998, 1997, and 1996


Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
      December 31, 1998, 1997, and 1996


Consolidated Statements of Cash Flow for the Years
      Ended December 31, 1998, 1997, and 1996

Notes to Consolidated Financial Statements

(2) FINANCIAL STATEMENTS SCHEDULE:

Report of Independent Accountants

Schedule II - Valuation and qualifying accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:


(b)   REPORTS ON FORM 8-K

      On December 29, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission reporting its acquisition on December 14, 1998, of Eclipse Information Systems, Inc. On March 1, 1999, the Company filed an amendment to that Form 8-K setting forth historical and pro forma financial information relating to that acquisition.

(c) EXHIBITS: The following exhibits are filed herewith or incorporated herein by reference:

  Exhibit No.                             Description
  -----------                             -----------

      2.1         Stock Purchase Agreement among ZMAX Corporation,  Michael C.
                  Higgins and Michael S. Cannon, dated November 6, 1996, for the acquisition of Century Services, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

      2.2 Agreement and Plan of Merger between ZMAX Corporation and New ZMAX Corporation, dated June 10, 1997. (Incorporated herein by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

      3.1 Amended and Restated Certificate of Incorporation of ZMAX Corporation. (Incorporated herein by reference to Exhibit
                  3.5 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

      3.2         Bylaws  of  ZMAX   Corporation.   (Incorporated   herein  by
                  reference to Exhibit 3.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

      4.1 Form of Warrant to Purchase Common Stock of ZMAX Corporation. (Incorporated herein by reference to Exhibit
                  4.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

     10.1 ZMAX Corporation 1997 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

     10.2 Form of ZMAX Corporation 1997 Non-qualified Stock Option Award (form of grant and vesting schedule). (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

     10.3         ZMAX Corporation  1997 Directors  Formula Stock Option Plan.
                  (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

     10.4 Form of ZMAX Corporation Directors Formula Stock Option Award (form of grant and vesting schedule). (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

     *            Management contract or compensatory plan.

     10.5 Employment Agreement between Century Services, Inc. and Michael C. Higgins, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

     10.6 First Amendment to the Employment Agreement between Century Services, Inc. and Michael C. Higgins, dated May 21, 1997. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

     10.7 Employment Agreement between Century Services, Inc. and Joseph Yeh, dated June 18, 1997. (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

     10.8 Separation Agreement between Century Services, Inc. and Michael S. Cannon, dated April 22, 1997. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

     10.9 Consulting Agreement among ZMAX Corporation, MBY, Inc. and Michel Berty, dated April 1, 1997. (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

     10.10 Consulting Agreement among ZMAX Corporation, Wareham Management Ltd. and G.W. Norman Wareham, dated May 30, 1997. (Incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

     10.11        Consulting  Agreement  between ZMAX  Corporation  and Shafiq
                  Nazerali, dated May 30, 1997. (Incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

     10.12 Earn Out Stock Escrow Agreement among ZMAX Corporation, Michael C. Higgins, Michael S. Cannon and Powell, Goldstein, Frazer & Murphy, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

     10.13        ZMAX  Corporation  Stockholders  Agreement  among Michael C.
                  Higgins, Michael S. Cannon and ZMAX Corporation, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

     *            Management contract or compensatory plan.

     10.14 Stock Pledge and Security Agreement from Michael C. Higgins in favor of ZMAX Corporation, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

     10.15 Letter Agreement among ZMAX Corporation, IMS International, Inc., Wan Hsien Information International Corporation, Ltd., Multi-Dimension International, and Institute for Information Industry Regarding the Purchase by ZMAX Corporation of the "COCACT" Software Program, dated April 30, 1997. (Incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

     10.16 Letter Agreement between ZMAX Corporation and Institute for Information Industry Regarding the Purchase by ZMAX Corporation of the "COCACT" Software Program, dated April 30, 1997. (Incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

     10.17        Letter  Agreement  between  ZMAX  Corporation  and Wan Hsien
                  Information International Corporation Ltd. Regarding the Purchase by ZMAX Corporation of the "COCACT" Software Program, dated April 30, 1997, as amended. (Incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

     10.18        Conversion  Agreement  between Fiserv Federal Systems,  Inc.
                  and ZMAX Corporation, dated April 28, 1997. (Incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

     10.19 Agreement between ZMAX Corporation and Investor Communications Company, LLC, dated as of May 20, 1997.
                  (Incorporated herein by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

     10.20 Investor Relations Consulting Agreement between ZMAX Corporation and Investor Communications Company, LLC, dated as of May 20, 1997. (Incorporated herein by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

     10.21 Agreement and Plan of Merger, dated as of December 14, 1998, by and among ZMAX Corporation, Eclipse Acquisition Corporation, Eclipse Information Systems, Inc., and Frank Schultz, Mark Mirabile, John Schultz, Scott Shedd, Brad Adams, Ron Hilicki, Fred Anderson, Harold Zimmerman, Chris Gildone, Dave Vittitow, Kristina Palmer, Tom Carroll and Gary Singer. (Incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K, as filed on December 29, 1998 (File No. 333-55993).)

     21           Subsidiaries of ZMAX Corporation

     23           Report of Arthur Andersen LLP

     24           Schedule II Valuation and Qualifying accounts

     27           Financial Data Schedule

                                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ZMAX Corporation

Date:  March 30, 1999             /s/MICHAEL C. HIGGINS
                                  ---------------------
                                  Michael C. Higgins
                                  President


Date:  March 30, 1999             /s/JAMES T. MCCUBBIN
                                  --------------------
                                  James T. Mccubbin
                                  Vice President - Principal Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 30, 1999            /s/MELVIN A. MCCUBBIN
                                  ---------------------
                                  Melvin A. Mccubbin
                                  Director and Chairman of the Board

Dated:  March 30, 1999            /s/MICHAEL C. HIGGINS
                                  ---------------------
                                  Michael C. Higgins
                                  Director, President and Chief Executive
                                  Officer

Dated:  March 30, 1999            /s/JAMES T. MCCUBBIN
                                  --------------------
                                  James T. Mccubbin
                                  Director, Vice President - Chief Financial
                                  Officer, Assistant Secretary and Treasurer

Dated:  March 30, 1999            /s/G.W. NORMAN WAREHAM
                                  ----------------------
                                  G.w. Norman Wareham
                                  Director, Secretary and Treasurer

Dated:  March 30, 1999            /s/STEVE L. KOMAR
                                  -----------------
                                  Steve L. Komar
                                  Director

Dated:  March 30, 1999            /s/FRANCIS T. SCHULTZ
                                  ---------------------
                                  Francis T. Schultz
                                  Director and Vice President

                         INDEX TO FINANCIAL STATEMENTS

Report of Arthur Andersen LLP, Independent Public
  Accountants                                                              F-1

Consolidated Balance Sheets as of December 31, 1998
  and 1997                                                                 F-2

Consolidated Statements of Operations for the Years
  Ended December 31, 1998, 1997, and 1996                                  F-4

Consolidated Statements of Changes in Stockholders'
  Equity for the Years Ended December 31, 1998, 1997,
    and 1996                                                               F-5

Consolidated Statements of Cash Flow for the Years
  Ended December 31, 1998, 1997, and 1996                                  F-6

Notes to Consolidated Financial Statements                                 F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ZMAX Corporation:

We have audited the accompanying consolidated balance sheets of ZMAX Corporation (a Delaware corporation) and its subsidiaries as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZMAX Corporation, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                           ARTHUR ANDERSEN LLP
Washington, D.C.
March 5, 1999

                                   ZMAX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,
                                                       -------------------------
                                                         1998               1997
                                                       -------------------------
                                ASSETS:
Current Assets:
  Cash and cash equivalents                           $ 4,521,126      $ 6,405,084
  Accounts receivable, net of
    allowance of $17,160 and $0, respectively           2,545,659        1,067,258
  Prepaid expenses and other assets                       127,952           81,506
                                                      ------------     ------------

    Total current assets                                7,194,737        7,553,848

  Property and equipment, net                             477,870          277,981
  Intangible assets, net                                9,740,217        4,033,265
  Other assets                                             33,538            4,983
                                                      ------------     ------------
    Total assets                                      $17,446,362      $11,870,077
                                                      ============     ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
                                   SHEETS.

                       ZMAX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                       DECEMBER 31,
                                                                  ----------------------
                                                                     1998          1997
                                                                  ----------------------
          LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                    $  1,596,074     $     826,117
  Current portion of capital lease obligation                    35,519                 -
  Current portion of long-term debt                                   -           539,541
  Customer deposits                                                   -           926,039
                                                           -------------     -------------
  Total current liabilities                                   1,631,593         2,291,697

Capital lease obligation, net of current portion                 34,716                 -
                                                           -------------     -------------
  Total liabilities                                           1,666,309         2,291,697

Commitments and contingencies (Note 11)

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000
    shares authorized, None issued and outstanding                    -                 -
  Common stock, $0.001 par value, 50,000,000
    shares authorized, 13,117,214 and 11,729,714
    shares issued and outstanding as of December 31,
    1998 and December 31, 1997, respectively,
    167,301 and 479,801 shares subject to
    cancellation  agreements as of December 31, 1998
    and  December 31, 1997, respectively (Note 8)                13,117            11,729
  Additional paid-in capital                                 41,763,101        35,280,105
  Accumulated deficit                                       (25,996,165)      (25,713,454)
                                                           -------------     -------------
  Total stockholders' equity                                 15,780,053         9,578,380
                                                           -------------     -------------
Total liabilities & stockholders' equity                   $ 17,446,362      $ 11,870,077
                                                           =============     =============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
                                   SHEETS.

                       ZMAX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               For the years ended
                                                                                   December 31,
                                                               -------------------------------------------------------
                                                                    1998               1997               1996
                                                               -------------      -------------      -------------
Revenues                                                        $  9,916,276       $  1,425,360       $          -

Operating expenses:
  Cost of revenues                                                 3,478,982            667,098                  -
  Research and development                                          473,362                  -                  -
  Sales and marketing                                             1,190,548          1,110,655            228,803
  General and administrative                                      3,515,391          4,148,421          1,069,681
  Employee stock compensation expense                               534,384                  -                  -
  Depreciation and amortization                                   1,268,338          1,008,864            193,533
                                                               -------------      -------------      -------------

    Loss from operations                                           (544,729)        (5,509,678)        (1,492,017)

Other income (expenses):
  Interest income                                                   270,337            137,814             14,248
  Interest expense                                                   (9,140)        (1,366,479)        (7,125,386)
  Other                                                                 821         (7,468,356)        (2,903,600)
                                                               -------------      -------------      -------------

Net loss                                                       $   (282,711)      $(14,206,699)      $(11,506,755)
                                                               =============      =============      =============

Basic and diluted loss per share                               $      (0.03)      $      (2.58)      $     (13.45)
                                                               =============      =============      =============

Basic and diluted weighted average shares outstanding            10,638,680          5,502,668            855,712
                                                               =============      =============      =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                       ZMAX CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS' EQUITY

                                                                   Common Stock          Aditional         Issuable
                                                             ------------------------     Paid-In           Common
                                                               Shares        Amount       Capital           Stock
                                                             -----------   ----------  --------------   -------------
Balance, December 31, 1995                                    3,200,000     $  3,200    $     (3,000)    $         -
  Adjustment to record existing capitalization of public
    shell company November 6, 1996, 234,365 shares issuable   3,800,079        3,800         807,964       1,373,379
  Common stock issuable in connection with the CSI
    recapitalization, 320,000 shares                                  -            -               -       1,875,200
  Common stock issuable in connection with the CSI
    recapitalization, 350,000 shares, net of subscription
    proceeds                                                          -            -               -       2,051,000
  Options granted for services                                        -            -         300,000               -
  Allocation of proceeds of Notes to beneficial
    conversion feature                                                                       120,000
  Allocation of proceeds of Debentures to beneficial
    conversion feature                                                -            -       5,500,000               -
  Net loss                                                            -            -               -               -
                                                             -----------    ---------   -------------    ------------
Balance, December 31, 1996                                    7,000,079        7,000       6,724,964       5,299,579
  Cancellation of shares                                       (296,007)        (296)            296               -
  Conversion of Notes                                         1,600,000        1,600       2,098,400               -
  Settlement of a note for common stock                          32,077           32         507,186               -
  Common stock issued in COCACT purchase                        150,000          150       1,931,100               -
  Common stock issued for services                               60,000           60         547,440               -
  Issuance of previously issuable shares                        904,365          904       5,298,675      (5,299,579)
  Exchange of Debentures and exercise of warrants             2,279,200        2,279      18,172,044               -
  Net loss                                                            -            -               -               -
                                                             -----------    ---------   -------------    ------------
Balance, December 31, 1997                                   11,729,714       11,729      35,280,105               -
  Cancellation of shares                                       (312,500)        (312)            312               -
  Employee stock compensation                                       -              -         534,384               -
  Common stock issued in Eclipse acquisition                  1,700,000        1,700       5,948,300               -
  Net loss                                                            -            -               -               -

                                                             -----------    ---------   -------------    ------------
Balance, December 31, 1998                                   13,117,214     $ 13,117    $ 41,763,101     $         -
                                                             ===========    =========   =============    ============

    CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS' EQUITY (Continued)

                                                                Receivable for
                                                                     Stock         Accumulated
                                                                 Subscription        Deficit            Total
                                                                --------------   ---------------   ---------------
Balance, December 31, 1995                                        $    (200)       $          -      $          -
  Adjustment to record existing capitalization of public
    shell company November 6, 1996, 234,365 issuable                    200                   -         2,185,343
  Common stock issuable in connection with the CSI
    recapitalization, 320,000 shares                                      -                   -         1,875,200
  Common stock issuable in connection with the CSI
    recapitalization, 350,000 shares, net of subscription
    proceeds                                                       (105,000)                  -         1,946,000
  Options granted for services                                            -                   -           300,000
  Allocation of proceeds of Notes to beneficial
    conversion feature                                                                                    120,000
  Allocation of proceeds of Debentures to beneficial
    conversion feature                                                    -                   -         5,500,000
  Net loss                                                                -         (11,506,755)       (11,506,755)
                                                                   ---------       -------------      -------------
Balance, December 31, 1996                                         (105,000)        (11,506,755)           419,788
  Cancellation of shares                                                  -                   -                  -
  Conversion of Notes                                                     -                   -          2,100,000
  Settlement of a note for common stock                                   -                   -            507,218
  Common stock issued in COCACT purchase                                  -                   -          1,931,250
  Common stock issued for services                                        -                   -            547,500
  Issuance of previously issuable shares                            105,000                   -            105,000
  Exchange of Debentures and exercise of warrants                         -                   -         18,174,323
  Net loss                                                                -         (14,206,699)       (14,206,699)
                                                                   ---------       -------------      -------------
Balance, December 31, 1997                                                -         (25,713,454)         9,578,380
  Cancellation of shares                                                  -                   -                  -
  Employee stock compensation                                             -                   -            534,384
  Common stock issued in Eclipse acquisition                              -                   -          5,950,000
  Net loss                                                                -            (282,711)          (282,711)

                                                                   ---------       -------------      -------------
Balance, December 31, 1998                                         $      -        $(25,996,165)      $ 15,780,053
                                                                   =========       =============      =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                       ZMAX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               For the years ended
                                                                                   December 31,
                                                          ------------------------------------------------------
                                                                    1998             1997              1996
Cash flows from operating activities:                               ----             ----              ----
  Net loss                                                      $  (282,711)     $(14,206,699)     $(11,506,755)
  Adjustments to reconcile loss to net cash provided by
    (used in) operating activities
    Depreciation and amortization expense                         1,315,154         1,008,864           193,533
    Amortization of deferred financing costs                              -           508,363           185,767
    Amortization of discount on Notes and Debentures                      -           591,408         7,008,592
    Non-cash expenses related to CSI recapitalization                     -                 -         2,883,600
    Expenses related to conversion of debentures                          -         7,370,000                 -
    Stock compensation expense                                      534,384           547,500           300,000
    Non-cash interest expense on promissory note                          -             8,904                 -
    Loss on conversion of promissory note                                 -           101,442                 -
  Changes in assets and liabilities:
    Accounts receivable                                             (73,715)       (1,067,258)                -
    Prepaid expenses and other assets                               (15,604)          (58,727)          (27,762)
    Accounts payable and accrued expenses                          (138,405)          455,942            55,570
    Customer deposits                                              (926,036)          926,039                 -
                                                                ------------    --------------      ------------
      Net cash provided by (used in) operating activities       $   413,067      $ (3,814,222)     $   (907,455)
                                                                ------------    --------------      ------------
  Net cash used in investing activities:
    Purchase of Eclipse, net of cash acquired                    (1,647,644)                -                 -
    Purchases of property and equipment                            (109,837)         (326,145)          (21,144)
    Purchase of software                                                  -          (767,379)         (831,892)
                                                                ------------    --------------      ------------
      Net cash used in investing activities                     $(1,757,481)     $ (1,093,524)      $  (853,036)
                                                                ------------    --------------      ------------
  Net cash provided by financing activities:
    Proceeds from issuance of Notes                                       -                 -           120,000
    Proceeds from issuance of Debentures                                  -                 -         5,500,000
    Deferred financing costs                                              -                 -          (675,000)
    Cash acquired in CSI recapitalization                                 -                 -           299,173
    Advances from joint venture and ZMAX prior to the
      CSI recapitalization                                                -                 -           950,000
    Proceeds from the issuance of common stock                            -           105,000                 -
    Net proceeds from the Exchange and exercise of warrants               -         6,234,607                 -
    Net borrowings (payments) on long-term obligations             (539,541)          131,054           408,487
                                                                ------------    --------------      ------------
      Net cash (used in) provided by financing activities       $  (539,541)     $  6,470,661       $ 6,602,660
                                                                ------------    --------------      ------------




Net (decrease) increase in cash                                 $(1,883,955)     $  1,562,915       $ 4,842,169
                                                                ------------    --------------      ------------

Cash, beginning of period                                       $ 6,405,084      $  4,842,169       $         -
                                                                ------------    --------------      ------------

Cash, end of period                                             $ 4,521,129      $  6,405,084       $ 4,842,169
                                                                ============    ==============      ============
Supplemantal cash flow information:
  Cash paid for-
    Interest                                                    $    27,125      $    299,668      $     26,599
    Income taxes                                                $         -      $          -      $          -

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                               ZMAX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS:

Basis of Presentation

On November 6, 1996, ZMAX Corporation ("ZMAX" or the "Company"), which was then a shell company listed on the OTC Bulletin Board, acquired 100% of the outstanding common stock of Century Services, Inc. ("CSI"), a Maryland corporation. CSI was a privately held company formed on December 13, 1995, to perform computer re-engineering with a focus on providing a solution to the Year 2000 problem.

For financial reporting purposes, the acquisition has been treated as a recapitalization of CSI with CSI as the acquirer (a reverse acquisition). Accordingly, the historical financial statements of ZMAX prior to November 6, 1996, are the historical financial statements of CSI. The accompanying consolidated financial statements include all of the accounts of CSI and the accounts of ZMAX since the acquisition on November 6, 1996. On December 14, 1998, ZMAX acquired Eclipse Information Systems, Inc. ("Eclipse"). The accompanying consolidated financial statements include the accounts of Eclipse since the date of acquisition. All significant inter-company amounts have been eliminated.


Merger (the "Merger")

In December 1997, ZMAX (a Nevada corporation) merged with and into New ZMAX Corporation, a Delaware corporation ("New ZMAX"), pursuant to an Agreement and Plan of Merger between ZMAX and New ZMAX (the "Merger Agreement"). At the time the Merger became effective, each outstanding share of common stock, $0.001 par value, of ZMAX was converted into one share of common stock, $0.001 par value, of New ZMAX. New ZMAX is the surviving corporation in the Merger. At the effective time of the Merger, the name of New ZMAX was changed to "ZMAX Corporation" pursuant to the Merger Agreement.


Natyre Of Operations

Prior to the CSI transaction, ZMAX's activities consisted of efforts to establish a new business and raise capital. The operations of CSI consisted of activities to obtain financing, to acquire and develop its proprietary Year 2000 software re-engineering tools and methodologies, and to market its services to potential customers. Since the acquisition of CSI, the Company has been focused on the software re-engineering market. During 1998 and 1997, the Company's revenue was derived primarily from Year 2000 services. The Company also began licensing a Year 2000 software tool during 1998; however, such licensing revenue was not significant in 1998. While the Company's revenue to date has been derived primarily from its Year 2000 or "millennium" services there can be no assurance that the Company will continue to be successful in completing large-scale conversions or that the Company will not experience delays or failures in providing its millennium services. The failure of the Company's Year 2000 methodology to function properly or the existence of significant errors or problems following completion of millennium conversions could necessitate significant expenditures by the Company to remedy the problem. The consequences of failures, errors or problems could materially and adversely affect the Company's business, operating results and financial condition.

In December 1998, the Company expanded its operations through the acquisition of Eclipse. Eclipse performs management and information systems consulting services. Eclipse also resells certain hardware and software products to its customers.

The Company's operations are subject to certain risks and uncertainties, including among others, rapidly changing technology, uncertain and undeveloped markets for millennium services, current and potential competitors with greater financial, technological, production and marketing resources, reliance on certain significant customers, the need to develop additional products and services, limited protection of proprietary information, the risk of third party claims of infringement, potential contract liability related to the Company's access to key aspects of customers computer systems, dependence upon strategic alliances, the need for additional technical personnel, dependence on key management personnel, management of growth, uncertainty of future profitability and possible fluctuations in financial results. The Company may also require additional capital that may not be available to it. In addition, there are risks associated with the market activity in ZMAX common stock.

2.    SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

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

Cash and Cash Equivalents

Investments with original maturities of three months or less are considered cash equivalents for purposes of these financial statements. At December 31, 1998, cash and cash equivalents included $3,611,339 of investments in a money market fund that invests in short-term U.S. Government securities.

Revenue Recognition

Revenue on time-and-materials contracts is recognized based upon hours incurred at contract rates plus direct costs. Revenue on fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated losses are recognized as soon as they become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenue from the resale of hardware and software products is recognized upon shipment.

Unbilled accounts receivable on time and materials contracts represent costs incurred and gross profit recognized near the period end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred which are not yet billable under contract terms. At December 31, 1998 and 1997, unbilled accounts receivable totaled $410,178 and $180,120, respectively.

Revenue from the sale of perpetual and term software licenses is recognized at the time of delivery and acceptance of software products by the customer, provided that no significant vendor obligations remain and that collection is probable. Maintenance revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance period. Amounts deferred for maintenance are based on the fair value of equivalent maintenance services sold separately. The American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), which superceded Statement of Position 91-1 "Software Revenue Recognition." SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. The Company recognizes revenue in accordance with SOP 97-2 and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Prior to 1998, the Company had no revenue from the license of software.

Significant Customers

During 1998, three customers individually represented 41%, 18% and 11% of revenue. During 1997, three customers individually represented 24%, 23% and 13% of revenue. Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Accounts receivable include amounts due from relatively large companies in a variety of industries. As of December 31, 1998, two customers individually represented

16% and 13% of accounts receivable. As of December 31, 1997, three customers individually represented 31%, 31% and 17% of accounts receivable.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No.109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Property and Equipment

Property and equipment is carried at cost and depreciated over its estimated useful life, typically three years, using the straight-line method. Leasehold improvements are depreciated using the straight-line method over their estimated useful life or the remaining term of the lease, whichever is shorter.

Property and equipment consist of the following:

                                                 December 31,
                                        -----------------------------
                                           1998               1997
                                        ----------         ----------
Furniture and fixtures                  $ 397,600          $ 147,653
Equipment                                 243,685            162,562
Leasehold improvements                     44,151             37,075
Less-Accumulated depreciation            (207,566)           (69,309)
                                        ----------         ----------
                                        $ 477,870          $ 277,981
                                        ==========         ==========


Software Development Costs

SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Amounts that could have been capitalized under this statement were immaterial and have not been capitalized.

Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets.

Basic and Diluted Net Loss Per Share

In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 1,714,300, 1,488,800 and 208,126 shares of common stock outstanding at December 31, 1998, 1997, and 1996, respectively, has not been included in the calculation of the net loss per share as such effect would be anti-dilutive. Similarly, because the effect would have been anti-dilutive, common stock issuable upon the conversion of the Company's convertible debt were not included in the calculation of diluted loss per share for 1997 and 1996. Outstanding shares subject to cancellation agreements have not been included in either the basic or diluted calculation. As a result, the basic and diluted loss per share for all periods presented are identical.

New Accounting Pronouncements

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The adoption of SFAS No. 130 did not have a material impact on the Company's results of operations, financial position, or cash flows.

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 has had no impact on the Company's results of operations, financial position or cash flows.

In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once the capitalization criteria of the SOP are met. SOP 98-1 is effective January 1, 1999, and is applied to all projects in progress upon the initial application of the SOP. The Company has not yet determined the impact of the adoption of SOP 98-1, however, a percentage of the Company's historical development expenses may now be required to be capitalized under SOP 98-1.

3.    ACQUISITION OF JOINT VENTURE INTEREST  AND CSI RECAPITALIZATION:

In connection with the recapitalization of CSI, ZMAX issued 2,800,000 shares of common stock at $0.30 per share (Note 8), $2,100,000 of convertible notes (Note 6) and $5,500,000 of convertible exchangeable subordinated debentures (Note 6).

Fiserv Century Services Joint Venture

On April 17, 1996, CSI formed the Fiserv Century Services Joint Venture (the "JV") with Fiserv Federal Systems, Inc., ("Fiserv"). CSI and Fiserv each owned a 50 percent interest in the JV. The JV was engaged in the business of marketing Year 2000 computer consulting services using computer software exclusively licensed to CSI. As funding for the JV, Fiserv agreed to provide a credit facility of up to $5,000,000. All funds advanced to the JV were provided under this facility. In addition, the JV agreed to provide monthly advances to CSI in the amount of $40,000 with a limit of $720,000. During the period from April 1996 to August 1996, Fiserv provided a total of $695,000 in funding to the JV, $560,000 of which the JV advanced to CSI under the terms of the agreements described above.

As part of the CSI recapitalization, Fiserv agreed to sell its interest in the JV to ZMAX. Effective September 1, 1996, NewDominion Capital Group, Inc. ("NewDominion") acquired Fiserv's interest in the JV. At this time, all employees and operations of the JV were transferred to CSI. NewDominion's intent was to serve as an intermediary in order to assign the joint venture interest to ZMAX concurrent with the recapitalization of CSI. Fiserv's interest was assigned to NewDominion for cash consideration of $310,000 and a promissory note of $385,000. In addition to the above consideration, Fiserv was pledged 3 percent of the outstanding shares of the anticipated successor entity to the JV. On September 20, 1996, NewDominion assigned its interest in the JV to ZMAX. As consideration for the assignment, ZMAX assumed all liabilities, interests, and obligations of NewDominion related to the JV including the $310,000 payable to Fiserv and the $385,000 promissory note. As the successor entity (as described above), ZMAX assumed the obligation to issue a 3 percent ownership interest in ZMAX to Fiserv.

This transaction has been accounted for as a purchase by ZMAX. ZMAX acquired the 50 percent interest in the JV for repayment of the amounts advanced by Fiserv to the JV totaling $695,000 ($310,000 in cash and $385,000 note payable) and 234,365 shares of ZMAX common stock with a fair value of $1,373,379 based upon the quoted market price of ZMAX common stock. The 234,365 shares of common stock were not issued until April 1997 and have been reflected as issuable as of December 31, 1996. ZMAX allocated the purchase price to assets and liabilities based on their estimated fair values at the date of acquisition (prior to the CSI transaction). As a result, ZMAX (prior to the CSI transaction) allocated $1,508,379 to goodwill and $560,000 to a receivable from CSI related to funding provided to the JV by Fiserv which in turn had been advanced to CSI by the JV.

As of September 1, 1996, all operations, some of which had previously been performed by the JV, were carried out by CSI. After the CSI transaction, ZMAX transferred all of its interest in the JV to CSI as of January 1, 1997, and CSI as the sole remaining venture partner, terminated the JV.


CSI

On July 16, 1996, PRCC, Inc. ("PRCC") entered into an agreement with CSI to acquire all of the outstanding stock of CSI. On September 20, 1996, PRCC assigned its rights under the July 16, 1996, agreement with CSI to ZMAX in return for $20,000 in cash and the right to purchase 350,000 shares of ZMAX common stock for $0.30 per share. The $20,000 and the fair value, based upon the quoted market price of the ZMAX common stock, of these shares has been charged to expense as a cost of the CSI transaction and is included in other expenses in the accompanying financial statements for the year ended December 31, 1996. These shares were not issued until April 1997 and have been reflected as issuable as of December 31, 1996. Similarly, the subscription proceeds were not received until May 1997, and have been reflected as stock subscriptions receivable as of December 31, 1996.

Concurrent with this assignment, on September 20, 1996, ZMAX made an offer to purchase all of the outstanding shares of CSI stock. The offer was accepted by the stockholders of CSI and the agreement was announced to the public on September 26, 1996. The September 20, 1996, agreement also provided that ZMAX would advance amounts to CSI to fund CSI's operations. During the period from September 20, 1996, to November 6, 1996, ZMAX advanced a total of $390,000 to CSI. On November 6, 1996, the Stock Purchase Agreement between CSI and ZMAX was executed and the transaction was consummated.

In return for all of the outstanding stock of CSI, ZMAX issued 3,200,000 shares of common stock to the two stockholders of CSI. The transaction has been accounted for as a recapitalization of CSI with CSI as the acquirer (a reverse acquisition). At the closing, the former stockholders of CSI retained 400,000 shares of the ZMAX common stock and deposited their remaining 2,800,000 shares of ZMAX common stock (the "Restricted Stock") into an escrow subject to quarterly release based upon the cash flow (as defined) of CSI. The former CSI stockholders are entitled to vote the shares of the Restricted Stock as well as to receive their respective pro rata share of any distributions or dividends declared thereon. In March 1998, ZMAX and the former CSI stockholders reformed certain of the agreements relating to ZMAX's acquisition of CSI. As a result, the escrow to hold the Restricted Stock was replaced by the former CSI stockholders holding their shares of Restricted

Stock. The amended agreements provide for the lapse of the restrictions on transferability on November 6, 2001, if such restrictions have not already been released as a result of the CSI cash flow.

In connection with the CSI transaction, the Company incurred $54,678 of direct costs that were charged to expense in the year ended December 31, 1996. The Company also agreed to issue 320,000 shares of ZMAX common stock to a consultant for services related to the CSI transaction and the related financing. The fair value, based upon the quoted market price of the ZMAX common stock, of 160,000 of these shares has been charged to expense as a cost of the transaction and is included in other expenses in the accompanying consolidated financial statements for the year ended December 31, 1996. The fair value of the other 160,000 shares were recognized as a deferred financing cost.


4.    Eclipse Acquisition:

On December 14, 1998, the Company acquired all of the outstanding stock of Eclipse in a transaction accounted for as a purchase. The Company acquired the stock of Eclipse for $1,450,000 in cash and 1,700,000 shares of the Company's common stock. The Company incurred approximately $325,000 in direct costs related to the acquisition. The Company also entered into non-compete, employment and shareholder agreements with the former stockholders of Eclipse. The shareholder agreements generally restrict the transferability of the ZMAX Common Stock issued in the transaction under certain circumstances.


The purchase price has been allocated as follows:

Accounts receivable                                       $ 1,404,686
Property and equipment                                        226,091
Other assets                                                   62,724
Intangible assets                                           6,991,593
Deferred tax liability                                       (109,333)
Liabilities assumed and direct acquisition costs           (1,178,117)
                                                          ------------
                                                          $ 7,397,644
                                                          ============


This purchase price allocation may be subject to adjustment for changes in estimates and to settle certain contingencies. These adjustments are not expected to have a material impact on the Company's financial condition or its results of future operations.

The unaudited pro forma information presented below reflects the acquisition of Eclipse as if it had occurred on January 1, 1997. The results are not necessarily indicative of future results of operations or of what would have occurred had the acquisition actually been consummated on that date.

                                           December 31
                                ------------------------------------
                                    1998                   1997
                                -------------         --------------
                                           (unaudited)
Revenues                        $ 17,982,127          $  6,805,439
Net income (loss)                    177,895           (14,075,429)
Basic income (loss) per share          $0.01                $(1.95)
Diluted income (loss) per share        $0.01                $(1.95)
                                -------------         --------------


5.    Intangible Assets:

Intangible assets consist of purchased software rights, goodwill acquired as a result of ZMAX's purchase of Fiserv's interest in the JV and identifiable intangible assets and goodwill from the Eclipse acquisition. The software rights and joint venture related goodwill are being amortized over their estimated useful lives of five years. Identifiable intangibles and amounts allocated to goodwill related to the Eclipse acquisition will be amortized over a weighted-average life of approximately 25 years. Accumulated amortization totaled $2,291,004 and $1,237,468 as of December 31, 1998, and 1997, respectively.

During 1996, CSI licensed the rights to three software tools for a total of $1,010,000. Two of the licenses provide for the exclusive rights to use and modify the software for a term of 20 years. The third license, for the Change of Century Analysis and Conversion Tool ("COCACT"), provided for the exclusive rights to use the software in North America for a term of ten years (the "North American COCACT License"). During 1996, the Company paid $560,000 for the software tools, with the remaining $450,000 originally due in three equal installments during 1997 and 1998. Interest on this obligation was imputed at a rate of 10 percent. During 1997, the Company made one additional payment of $150,000. As of April 30, 1997, $300,000 under the original North American COCACT License remained unpaid. On April 30, 1997, the Company entered into an agreement to purchase all rights, title and interest to COCACT (the "COCACT Purchase Agreement"). Under the terms of the COCACT Purchase Agreement, ZMAX had the right to terminate and cancel the North American COCACT License including the obligation to pay any remaining license fees. The purchase price under the COCACT Purchase Agreement was $1,100,000, paid in installments, plus 150,000 shares of common stock of the Company. Interest on this obligation was imputed at a rate of 10 percent. As of December 31, 1998, all amounts due for the purchase of COCACT had been paid.

6.    Debt and Deferred Financing Costs:

Promissory Note Payable

In September 1996, the Company assumed a $385,000 promissory note payable to Fiserv as consideration for the purchase of a 50 percent interest in the JV. In May 1997, the $385,000 note payable and the related accrued interest of $20,776 were settled by the Company by the issuance of 32,077 shares of ZMAX common stock to Fiserv. During 1997, a loss of $101,442 was recognized on this conversion as the fair value of the ZMAX common stock, based upon the quoted market price at that time, exceeded the carrying amount of the outstanding principal and accrued interest.

Convertible Notes

In connection with the CSI recapitalization, from September 1996 to October 1996, ZMAX issued a total of $1,980,000 in convertible notes (the "Notes"). After the date of the CSI transaction, the Company issued an additional $120,000 in Notes. In April 1997, all of the Notes were converted into 1,600,000 shares of common stock.

On the respective dates of issuance of the Notes, the conversion price of the Notes was less than the quoted market price of the ZMAX common stock at that time. Accordingly, because the intrinsic value of this beneficial conversion feature exceeded the amount of the proceeds of the Notes, the entire $2,100,000 in proceeds from the Notes were allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount on the Notes resulting from the allocation of proceeds to the beneficial conversion feature was reflected as a charge to interest expense and was recognized over the period until the Notes became convertible. A total of $1,508,592 in interest expense was recognized for the year ended December 31, 1996, related to the discount resulting from the beneficial conversion feature. The remaining $591,408 in interest expense was recognized in the year ended December 31, 1997.

Convertible Exchangeable Subordinated Debentures

On December 6, 1996, the Company issued $5,500,000 in convertible exchangeable subordinated debentures (the "Debentures"). Prior to the maturity date or redemption by the Company, a holder had the right to convert the entire principal balance of their Debenture into shares of common stock. The $5,500,000 in Debentures were convertible into an aggregate of 1,100,000 shares of common stock.

On the date of issuance of the Debentures, the conversion price of the Debentures was less than the quoted market price of the Company's common stock. Accordingly, because the intrinsic value of this beneficial conversion feature exceeded the amount of the proceeds of the Debentures, the entire $5,500,000 in proceeds was allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount resulting from the allocation of proceeds to the beneficial conversion feature has been reflected as a charge to interest expense and has been recognized in December 1996 since the Debentures were immediately convertible by the holders. A total of $5,500,000 in interest expense has been recognized for the year ended December 31, 1996, related to the discount resulting from the beneficial conversion feature.

In November 1997, the Company offered to exchange (the "Exchange") all of the Debentures in accordance with the terms of the Debentures. The Exchange was accepted by all of the Debenture holders and, in December 1997, all $5,500,000 in Debentures outstanding were exchanged for 1,210,000 shares of common stock and warrants to purchase a total of 1,210,000 shares of common stock. Any accrued but unpaid interest from June 1, 1997, to the date of the Exchange was waived by the Debenture holders.

Because the securities issued pursuant to the terms of the Exchange included securities in excess of the securities issuable pursuant to the original conversion terms of the Debentures, the Company recognized $7,370,000 as expense at the time of the Exchange. The amount recognized equaled the fair value of the incremental number of shares of common stock issued in the Exchange in excess of the number of shares issuable upon conversion of the Debentures in accordance with their terms plus the fair value of the warrants issued in the Exchange.

Concurrent with the Exchange, warrants to purchase 1,069,200 shares of common stock were exercised for $7,484,400 in proceeds to the Company. Warrants to purchase 140,800 shares of common stock with an exercise price of $8.00 per share remain outstanding as of December 31, 1998. The outstanding warrants expire in December 1999. Costs of $1,261,606 were incurred in completing the Exchange. These amounts have been reflected as a reduction to additional paid-in capital as an offset to the proceeds of the warrant exercises and the exchange of the Debentures.

Deferred Financing Costs

Deferred financing costs, which were incurred in connection with the issuance of the Notes and the Debentures, were charged to expense as additional interest expense over the life of the debt, using the interest method. Amortization of the deferred financing costs totaled $185,767 for the year ended December 31, 1996. During the year ended December 31, 1997, additional amortization expense of $508,363 was recorded prior to the conversion of the Notes and Debentures. As a result of the Exchange, unamortized deferred financing costs of $918,471 were reflected as a reduction in additional paid-in capital.

7.    Income Taxes:

No provision for income taxes has been recorded as a result of the operating losses incurred by the Company. The components of the provision (benefit) for income taxes consist of the following:


                                                       For the Years Ended
                                                           December 31
                                          ----------------------------------------------
                                              1998             1997             1996
                                          ------------     ------------     ------------
Income tax provision (benefit):
  Current-                                $   239,040      $         -      $         -
  Deferred-                                  (919,326)      (2,215,838)        (556,133)
  Valuation allowance                         680,286        2,215,838          556,133
                                          ------------     ------------     ------------
                                          $         -      $         -      $         -
                                          ============     ============     ============

The provision for income taxes results in effective rates which differ from the Federal statutory rate as follows.

                                                       For the Years Ended
                                                           December 31
                                          ----------------------------------------------
                                              1998             1997             1996
                                          ------------     ------------     ------------
Statutory federal income tax rate            (35.0)%          (35.0)%          (35.0)%

Effect of graduated rates                      1.0              1.0              1.0
Net operating losses                          50.6             13.2              4.2
Other increases in valuation allowance         4.3              1.5               -
Non-deductible expenses                      (20.9)            19.3             29.8
                                          ------------     ------------     ------------
                                               -%               -%               -%


The deferred tax assets (liabilities) consist of the following as of December 31, 1998 and 1997 (in thousands).

                                                                     December 31
                                                           -----------------------------
                                                               1998             1997
                                                           ------------     ------------
Deferred tax assets:
  Net operating loss carryforwards                         $ 3,909,685      $ 3,344,084
  Depreciation and amortization                                 41,579          245,783
  Other non deductible expenses                                502,324           15,824
                                                           ------------     ------------
    Total deferred tax assets                                4,453,588        3,605,691
Deferred tax liabilities:                                  ------------     ------------
  Depreciation and amortization                               (276,135)         (15,660)
  Other                                                        (16,468)            -
                                                           ------------     ------------
    Total deferred tax liabilities                           (292,603)          (15,660)
                                                           ------------     ------------
Net deferred tax asset                                       4,160,985        3,590,031
Less-Valuation allowance                                    (4,160,985)      (3,590,031)
                                                           ------------     ------------
                                                           $         -      $         -
                                                           ============     ============


The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109, and accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

For income tax purposes, the CSI transaction has been treated as the acquisition of CSI by ZMAX. As of December 31, 1998, the Company had net operating loss carryforwards of approximately $10,200,000 to offset future taxable income. These carryforwards expire in years 2001 through 2012. Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity's ownership of 50 percent or greater, utilization of net operating loss carryforwards may be limited. As a result of ZMAX's equity transactions, including the CSI transaction, the Company's net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes.

8.    Common Stock and Preferred Stock:

Stock Subject to Cancellation

In September 1995, ZMAX entered into stock cancellation agreements with certain stockholders that provided for the cancellation of 775,808 shares of ZMAX common stock. As of December 31, 1996, these shares of ZMAX common stock had not been returned to the Company for cancellation. In March 1997, 296,007 of these shares were returned to the Company and canceled. An additional 312,500 shares were returned to the Company and canceled in December 1998. As of December 31, 1998, 167,301 shares remain outstanding that are subject to cancellation agreements.

OffShore Placement

In September 1996, ZMAX sold 2,800,000 shares of ZMAX common stock at $.30 per share to offshore investors (the "Offshore Placement").The proceeds were used to repay existing debt of ZMAX (Note 10).

9.    Stock Options and Stock-Based Compensation:

EMPLOYEE STOCK COMPENSATION

In October 1998, two of the Company's principal stockholders entered in an agreement with a employee to transfer 180,000 shares of restricted ZMAX common stock held by the stockholders to the employee as consideration for services. The stockholders transferred the 180,000 shares of common stock to the Company, and the Company, in turn, reissued the shares to the employee. The shares issued to the employee are subject to certain restrictions on transferability for a period of one year and are subject to forfeiture back to the Company should the employee violate non-compete provisions included in the agreement. The Company recognized $534,384 of employee stock compensation expense related to this transaction, based upon the fair value of the shares issued to the employee as of the date of the agreement.

Non-Employee Stock Compensation

In September 1996, ZMAX granted options to purchase an aggregate of 200,000 shares of ZMAX common stock to a consultant under the terms of a consulting agreement. The Company recorded $300,000 of expense related to these options for the year ended December 31, 1996 based upon the fair value of the options on the date of grant and the vesting period. In May 1997, the consulting agreement was amended such that the consultant's options were canceled and the consultant was granted 60,000 shares of the Company's common stock for services performed from September 1996 to May 1997. The difference between the fair value of the shares issued and the cumulative compensation expense recorded as of the date that the agreement was amended was charged to expense in May 1997.

1997 Stock Incentive Plan

In May 1997, the Company adopted the 1997 Stock Incentive Plan (the "Incentive Plan"). The purpose of the Incentive Plan is to provide additional compensation to employees, officers, directors and consultants of the Company or its affiliates. Under the terms of the Incentive Plan, 1,700,000 shares of common stock have been reserved for issuance as incentive awards under the Incentive Plan. The number of shares of Company common stock associated with any forfeited stock incentive will be added back to the number of shares that can be issued under the Incentive Plan. Awards under the Incentive Plan and their terms are determined by a committee (the "Committee") that has been selected by the Board of Directors. The Incentive Plan permits the Committee to make awards of a variety of equity-based incentives (collectively, "Stock Incentives").

The Incentive Plan allows for the grant of incentive stock options and non-qualified stock options. The exercise price of the options will be established by the Committee. The term of an option will be specified in the applicable agreement; provided, however, that no option may be exercised 10 years after the date of grant. In addition to stock options, the Incentive Plan also allows for the grant of other Stock Incentives, including stock appreciation rights, stock awards, phantom shares, performance unit appreciation rights and dividend equivalent rights. These Stock Incentives will be subject to the terms prescribed by the Committee in accordance with the provisions of the Incentive Plan.

In February 1998, the Company amended the Incentive Plan to permit the adjustment of the terms and conditions of outstanding options. In March 1998, the Company and the four optionees holding options to purchase 1,300,000 shares of common stock at prices ranging from $12.44 to $14.31 per share under the Incentive Plan entered into amendments to such stock options whereby the option exercise price was reduced to $5.75 per share, the fair market value of the Company's common stock on that date, and the number of shares of common stock underlying each such option was reduced by 25%. Further, two optionees who previously had the right to exercise a portion of the shares underlying their options agreed that such portions of their options would not be exercisable until January 1, 1999.

1997 Directors Formula Stock Option Plan

In May 1997, the Company adopted the 1997 Directors Formula Stock Option Plan (the "Director Plan"),. The Company has reserved 120,000 shares of common stock to underlie stock options granted under the Director Plan. Any shares associated with any forfeited options are added back to the number of shares that can underlie stock options to be granted under the Director Plan.

The awards of stock options under the Director Plan are determined by the express terms of the Director Plan. Generally, only non-employee directors of the Company who do not perform services for the Company are eligible to participate in the Director Plan. The Director Plan provides for option grants to purchase 12,000 shares of common stock upon a non-employee director's
initial  appointment  to  the  Board  of  Directors.   The  option  will  vest
immediately as to 8,000 shares of common stock underlying such option, will vest as to an additional 2,000 shares after the director's completion of the first year of continued service to the Company and will vest as to the remaining 2,000 shares after the completion of the second year of continued service to the Company. Each option granted pursuant to the Director Plan will be evidenced by an agreement and will be subject to additional terms as set forth in the agreement. Options become exercisable when vested and expire 10 years after the date of grant, subject to any shorter period that may be provided in the agreement.

The following is a summary of ZMAX options granted prior to and since the CSI recapitalization.

                                                                           Weighted-
                                         Number of         Option       Average Exercise
                                          Shares         Price Range         Price
                                        -----------     ------------        ------
Outstanding, December 31, 1995              22,505      $      40.00        $40.00
  Granted                                  200,000        5.00-15.00          9.82
  Canceled                                 (14,379)            40.00         40.00
                                        -----------     ------------        ------
Outstanding, December 31, 1996             208,126        5.00-40.00         11.00
  Granted                                1,348,000       12.00-14.31         14.14
  Canceled or expired                     (208,126)       5.00-40.00         11.00
                                        -----------     ------------        ------
Outstanding, December 31, 1997           1,348,000       12.00-14.31         14.14
  Granted                                1,932,000        2.69-6.125          5.19
  Canceled or expired                   (1,706,500)       5.75-14.31         12.27
                                        -----------     ------------        ------
Outstanding, December 31, 1998           1,573,500      $ 2.69-14.06        $ 5.18
                                        ===========     ============        ======


As of December 31, 1998, options to purchase 270,000 shares of common stock were exercisable with a weighted-average exercise price of $5.98. The weighted-average remaining contractual life of options outstanding at December 31, 1998, was 6.10 years. The weighted average fair value of options granted in 1998 was $4.55.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 defines a "fair value based method" of accounting for stock-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Prior to issuance of SFAS No. 123, stock-based compensation was accounted for under the "intrinsic value method" as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation is the excess, if any, of the market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing the accounting in Opinion No. 25 must make pro forma disclosures as if the fair value based method of accounting had been applied. The Company applies APB Opinion No. 25 and the related interpretations in accounting for its stock-based compensation.

Under the provisions of SFAS No. 123, transactions with persons who are not employees and in which services are the consideration received for the issuance of equity securities shall be accounted for based upon the fair value of the consideration. The only options granted in 1996 were granted to a consultant and were accounted for under the fair value based method; however, the employee and director options granted in 1998 and 1997 were accounted for under the intrinsic value method as defined by APB Opinion No. 25. Accordingly, pro forma disclosures are presented for 1998 and 1997 only.

Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                               For the Years Ended
                                                                    December 31
                                                         -------------------------------
                                                               1998            1997
                                                         -------------     -------------
Net loss:
  As reported                                            $   (282,711)     $(14,206,699)
  Pro forma                                              $   (957,021)     $(15,465,379)
Pro forma basic and diluted net loss per share:
  As reported                                            $      (0.03)     $      (2.58)
  Pro forma                                              $      (0.09)     $      (2.81)


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility from 70% to 110%, risk-free interest rates from 4.10% to 6.84% and an expected term from 3 to 7 years.

10.   Related Party Transactions:

In connection with the recapitalization of CSI, a consultant to the Company and his affiliate were issued an aggregate of 320,000 shares of the Company's common stock for services related to the CSI transaction and related financing (Note 3). This individual and his affiliate received an aggregate of approximately $563,000 in 1996 from ZMAX prior to the CSI acquisition as satisfaction for amounts owed to this individual by ZMAX prior to December 31, 1995. Proceeds from the Offshore Placement were used to satisfy this obligation. This individual served as a consultant to ZMAX through December 1997. In connection with the recapitalization of CSI, $280,000 of consulting fees owed to this individual were satisfied in 1996 by issuing to him $280,000 principal amount of notes. In addition to incurring $120,000 in consulting fees during 1996, ZMAX reimbursed approximately $155,000 to this individual for expenses incurred on behalf of ZMAX. During 1997, this individual received $120,000 in consulting fees and was also reimbursed approximately $8,700 for expenses incurred on behalf of ZMAX.

In connection with the assignment of NewDominion's interest in the JV to the Company, the Company retained an affiliate of NewDominion as a consultant and a director. The Company incurred approximately $28,000 in consulting expenses for services rendered for the year ended December 31, 1996.

11.   Commitments and Contingencies:

LEASES

The Company leases office space and equipment under operating leases that expire on various dates through 2003. The Company also leases computer and office equipment under capital leases that expire through 2002. The future minimum lease obligations under operating and capital leases as of December 31, 1998, are as follows:

   Year Ended                               Operating      Capital
  December 31                                 Leases        Leases
  -----------                               ---------     ---------
      1999                                  $ 325,287     $  42,584
      2000                                    280,463        17,684
      2001                                    141,528        17,684
      2002                                     20,928         3,500
      2003                                     10,464             -
                                            ---------     ---------
                  Total                     $ 778,670     $  81,452
                                            =========
      Amount representing interest                           11,217
                                                          ---------
                                                          $  70,235
                                                          =========


Employment and Consulting Agreements

In November  1996, the Company  entered into  employment  agreements  with two executives who were the former stockholders of CSI. The agreements provided for a base salary plus a bonus. One of the former stockholders of CSI resigned as an employee of the Company in April 1997. Pursuant to the terms of his employment agreement and a separation agreement with CSI, he is collecting severance payments from the Company in the amount of $100,000 per year through November 1999. The other former stockholder of CSI remains an officer and director of the Company. In May 1997, his employment agreement was amended. Under the terms of his amended employment agreement, this employee will receive a base salary plus a bonus based upon the performance of the Company. The employment agreement also provides for severance payments in certain instances. The executive is subject to certain non-compete and non-solicitation provisions for a period of two years after termination of his employment agreement.

In April 1997, the Company entered into a consulting agreement with its then Chairman of the Board of Directors. In November 1998, the Chairman resigned his position and entered into a settlement and release agreement (the "Release Agreement") with the Company. Under the terms of the Release Agreement, the original consulting agreement was amended and the Company agreed to pay the former chairman $20,000 per month through October 1999. The Release Agreement also contains non-compete and non-solicitatio provisions that extend through October 1999.

Stockholders' Agreement

In November 1996, the former stockholders of CSI entered into a Stockholders' Agreement with the Company. Under this agreement, the former CSI stockholders generally may not sell, transfer or otherwise dispose of any of the 3,200,000 shares of common stock received by them from ZMAX in the CSI transaction, unless such person complies with the terms of the agreement or obtains the prior written consent of the Company. In the event that either such stockholder receives a qualified offer (as defined in the agreement) from a third-party purchaser, that stockholder must notify the Company of the offer and the Company has an option to elect to purchase from that selling stockholder the shares of Company common stock which are the subject of the qualified offer and under the same terms contained in the qualified offer. In the event that either such stockholder dies, the Company will have the option to purchase, and that stockholder's estate will be required to sell, all of the stock of such stockholder at the current value price (as defined).

The stockholders had also entered into employment agreements with the Company. If the employment of either of the stockholders is terminated for cause (as defined) or if following the termination of the employment agreement, the stockholder is determined to have breached any covenants or restrictions in his employment agreement, the stockholder must offer to sell all of his stock to the Company. The Company has the option to elect to purchase the stock at its then current value price (as defined). If the employment of either of the stockholders is terminated for a reason other than for cause excluding expiration of the employment agreement by its terms, or if the employee becomes permanently disabled, the stockholder must offer his stock for sale to the Company at a price designated by the offering stockholder and the Company will have an option to elect to purchase the stock at the offer price or, if the offering stockholder does not designate a price, the then current value price (as defined).


Litigation

On April 17, 1997, Alan L. Levine and Canadian Petroleum Corporation filed suit in the Third Judicial District Court of Salt Lake County, Utah against the Company (f/k/a Mediterranean Oil Corp., f/k/a Oryx Gold Corp., f/k/a Pandora, Inc.) and John Does. The complaint alleges various common law claims arising from the alleged untimely failure to remove legends restricting the transferability of shares of the Company's common stock. The plaintiffs have alleged damages in the approximate amount of $87,000. The Company believes the complaint is without legal merit and will vigorously defend itself.

The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company and adequate provision for any potential losses has been made in the accompanying financial statements.