Form 10-Q
period 1999-03-31
NEW ZMAX CORP
filed 1999-05-17
CIK 1040257

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended  MARCH 31, 1999
                                         --------------
                                   OR

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1999; 12,949,913 shares of common stock, $.001 par value per share.

                               ZMAX CORPORATION

                                     INDEX


                                                                      Page No.
                                                                      --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Balance Sheets - March 31, 1999
  (unaudited) and December 31, 1998                                       1

Consolidated Statements of Operations for the three
  months ended March 31, 1999 and 1998 (unaudited)                        2

Consolidated Statements of Cash Flows for the three
  months ended March 31, 1999 and 1998 (unaudited)                        3

Notes to Consolidated Financial Statements                                4

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                  13

PART II.    OTHER INFORMATION

Item 5.     Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                               15

                        PART 1. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       ZMAX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                               March 31,       December 31,
                                                                                 1998              1997
                                                                            -------------     -------------
                                                                             (Unaudited)
            ASSETS
Current assets:
  Cash and cash equivalents                                                 $  3,766,072      $  4,521,126
  Accounts receivable,
    net of allowance of $0 and $17,160, respectively                           3,268,204         2,545,659
  Prepaid expenses and other assets                                              253,213           127,952
                                                                            -------------     -------------

  Total current assets                                                         7,287,489         7,194,737

Property and equipment                                                           509,282           477,870
Intangible assets                                                              9,246,966         9,740,217
Other assets                                                                      80,274            33,538
                                                                            -------------     -------------

  Total assets                                                              $ 17,124,011      $ 17,446,362
                                                                            =============     =============

                  LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                     $  1,533,274      $  1,596,074
  Current portion of capital lease obligation                                     30,951            35,519
                                                                            -------------     -------------

  Total current liabilities                                                    1,564,225         1,631,593

Long-term capital lease obligation, net of current portion                        30,743            34,716
                                                                            -------------     -------------
  Total liabilities                                                            1,594,968         1,666,309

Commitments and contingencies (Note 4)
Shareholders' equity
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    none issued and outstanding                                                        -                 -
  Common stock, $0.001 par value, 50,000,000 shares authorized,
    13,117,214 and 13,117,214  shares issued and outstanding as of
    March 31, 1999 and December 31,  1998,  respectively,  167,301 shares subject to cancellation agreements
    as of March 31, 1999 and December 31, 1998                                    13,117            13,117
  Additional paid-in capital                                                  41,763,101        41,763,101
  Accumulated deficit                                                        (26,247,175)      (25,996,165)
                                                                            -------------     -------------

  Total shareholders' equity                                                  15,529,043        15,780,053
                                                                            -------------     -------------
Total liabilities & shareholders' equity                                    $ 17,124,011      $ 17,446,362
                                                                            =============     =============

     The accompanying notes are an integral part of these balance sheets.

                       ZMAX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended March 31,
                                                               ------------------------------
                                                                    1999             1998
                                                               -------------     -------------
                                                                         (unaudited)
Revenues                                                       $  5,106,645      $  1,524,324

Operating expenses:
  Cost of revenues                                                2,442,571           466,808
  Research and development                                          167,916           127,687
  Sales and marketing                                               546,980           265,509
  General & administrative                                        1,825,574         1,057,105
  Depreciation & amortization                                       406,908           321,642
                                                               -------------     -------------
    Loss from operations                                           (283,304)         (714,427)

Other income (expenses):
  Interest income                                                    37,263            55,431
  Interest expense                                                   (2,110)           (6,855)
  Other                                                              (2,859)          (15,880)
                                                               -------------     -------------
Net loss                                                       $   (251,010)     $   (681,731)
                                                               =============     =============

Basic and diluted loss per share                               $      (0.02)     $      (0.08)
                                                               =============     =============

Basic and diluted weighted average shares outstanding            12,949,913         8,449,913
                                                               =============     =============

       The accompanying notes are an integral part of these statements.

                       ZMAX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months Ended March 31,
                                                               ------------------------------
                                                                    1999             1998
                                                               -------------     -------------
                                                                         (unaudited)
Cash flows from operating activities:
  Net loss                                                     $   (251,010)     $   (681,731)
  Adjustments to reconcile net loss to cash
  used in operating activities
    Depreciation and amortization expense                           415,727           321,642
  Changes in assets and liabilities
    Accounts receivable                                            (722,545)         (340,052)
    Prepaid expenses and other assets                              (148,814)           19,947
    Accounts payable and accrued expenses                            41,204           158,032
    Customer deposits                                                     -           (18,490)
                                                               -------------     -------------

      Net cash used in operating activities                    $   (665,438)     $   (540,652)
                                                               -------------     -------------

  Cash flows from investing activities:
    Purchase of property and equipment                              (81,075)          (54,381)
                                                               -------------     -------------

      Net cash used in investing activities                    $    (81,075)     $    (54,381)
                                                               -------------     -------------

  Cash flows used in financing activities
    Payments on long-term obligations                                (8,541)         (265,348)
                                                               -------------     -------------

      Net cash used in financing activities                    $     (8,541)     $   (265,348)
                                                               -------------     -------------

  Net decrease in cash                                         $   (755,054)     $   (860,381)
                                                               -------------     -------------

  Cash, beginning of period                                    $  4,521,126      $  6,405,084
                                                               -------------     -------------

  Cash, end of period                                          $  3,766,072      $  5,544,703
                                                               =============     =============

       The accompanying notes are an integral part of these statements.

                       ZMAX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION, ORGANIZATION, AND NATURE OF OPERATIONS:

BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of ZMAX Corporation ("ZMAX" or the "Company"), as of December 31, 1998, and the notes thereto included in the Annual Report on Form 10-K filed by the Company. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NATURE OF OPERATIONS

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

      For financial reporting purposes, this acquisition was treated as a recapitalization of CSI with CSI as the acquirer (a reverse acquisition). Accordingly, the historical financial statements of ZMAX prior to November 6, 1996, are the historical financial statements of CSI. The accompanying consolidated financial statements include all of the accounts of CSI and the accounts of ZMAX since the acquisition on November 6, 1996. On December 14, 1998, ZMAX acquired Eclipse Information Systems, Inc. (" Eclipse"). The accompanying consolidated financial statements include the accounts of Eclipse since the date of acquisition. All significant inter-company amounts have been eliminated.

      During 1998, the Company's revenue was derived primarily from Year 2000 services. The Company also began licensing a Year 2000 software tool during 1998; however, such licensing revenue was not significant in 1998. In December 1998, the Company expanded its operations through the acquisition of Eclipse. Eclipse performs management and information systems consulting services. Eclipse also resells certain hardware and software products to its customers. While the Company's revenue in 1998 was primarily derived from its Year 2000 or "millennium" services there can be no assurance that the Company will be successful in diversifying through acquisitions and developing additional post-Year 2000 services. Further, the failure of the Company's Year 2000 methodolgy and tools to function properly or the existence of significant errors or problems following completion of millennium conversions or other associated Year 2000 work performed by the Company could necessitate significant expenditures by the Company to remedy the problem. The consequences of failures, errors or problems could materially and adversely affect the Company's business, operating results and financial condition.

      The Company's operations are subject to certain risks and uncertainties, including among others, rapidly changing technology, uncertain markets for millennium services, current and potential competitors with greater financial, technological, production and marketing resources, reliance on certain significant customers, the need to develop additional products and services, limited protection of proprietary information, the risk of third party claims of infringement, potential contract liability related to the Company's access to key aspects of customers computer systems, dependence upon strategic alliances, the need for additional technical personnel, dependence on key management personnel, management of growth, uncertainty of future profitability and possible fluctuations in financial results. The Company may also require additional capital that may not be available to it. In addition, there are risks associated with the market activity in ZMAX common stock.

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

      Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized during the period presented but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consists of amounts incurred that are not yet billable under contract terms. At March 31, 1999, unbilled accounts receivable totaled approximately $351,291.

      Revenue from the sale of perpetual and term software licenses is recognized at the time of delivery and acceptance of software products by the customer, provided that no significant vendor obligations remain and that collection is probable. Maintenance revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance period. Amounts deferred for maintenance are based on the fair value of equivalent maintenance services sold separately. The American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue
Recognition" ("SOP 97-2"), which superceded Statement of Position 91-1 "Software Revenue Recognition." SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. The Company recognizes revenue in accordance with SOP 97-2 and Statement of Position 98- 9, "Modification of SOP 97-2. Software Revenue Recognition. With Respect to Certain Transitions". Prior to 1998, the Company had no revenue from the license of software.

SIGNIFICANT CUSTOMERS

      For the three months ended March 31, 1999, two customers individually represented 16% and 10% of revenue. For three months ended March 31, 1998, three customers individually represented 27%, 24% and 21% of revenue. Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.

CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Accounts receivable includes amounts due from relatively large companies in a variety of industries. As of March 31, 1999, no customers individually represented more than 10% of accounts receivable.

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

BASIC AND DILUTED NET LOSS PER SHARE

      Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 1,678,300 and 1,587,800 shares of common stock outstanding at March 31, 1999 and 1998, respectively, has not been included in the calculation of the net loss per share as such effect would be anti-dilutive. Outstanding shares subject to cancellation agreements have not been included in either the basic or diluted calculation. As a result, the basic and diluted loss per share for all periods presented are identical. The calculation of the basic and diluted weighted average shares is shown below:

                        ZMAX CORPORATION AND SUBSIDIARY

         CALCULATION OF BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
                                  (UNAUDITED)

                                                                          Three Months
                                                                        Ended March 31,
                                                               ------------------------------
                                                                    1999             1998
                                                               -------------     -------------
                                                                         (unaudited)
WEIGHTED AVERAGE SHARE CALCULATIONS

Weighted average shares of common stock
        Outstanding                                              13,117,214         8,929,714

Less: Average number of cancelable shares
      common stock outstanding                                     (167,301)         (479,801)

Basic weighted average shares outstanding                        12,949,913         8,449,913

Treasury stock effect of options and warrants                             -                 -

Diluted weighted average shares outstanding:                     12,949,913         8,449,913
                                                               =============     =============


NEW ACCOUNTING PRONOUNCEMENTS

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

      In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once the capitalization criteria of the SOP are met. SOP 98-1 is effective January 1, 1999, and is applied to all projects in progress upon the initial application of the SOP. The adoption of SOP 98-1 has not had a material impact on the Company's results of operations, financial position, or cash flows.

3.    STOCK SUBJECT TO CANCELLATION

      In September 1995, ZMAX entered into stock cancellation agreements with certain stockholders that provided for the cancellation of 775,808 shares of ZMAX common stock. In March 1997, 296,007 of these shares were returned to the Company and canceled. An additional 312,500 shares were returned to the Company and canceled in December 1998. The remaining 167,301 were returned to the Company and canceled in April 1999.

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

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

OVERVIEW

      ZMAX Corporation ("ZMAX" or the " Company") focuses on acquiring, building and operating companies in the information technology ("IT") industry. In 1996, the Company acquired all of the stock of Century Services, Inc. ("CSI"). In December 1998, the Company acquired all of the stock of Eclipse Information Systems, Inc. ("Eclipse").

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

      On November 6, 1996, ZMAX acquired all of the outstanding stock of CSI. Prior to this transaction, ZMAX had no operations and its activities consisted of efforts to establish or acquire a new business and to raise capital. CSI was a privately held company formed on December 13, 1995 which specializes in assisting business organizations and government agencies with what has become popularly known as the "Year 2000" problem ("Y2K"). For financial reporting purposes, the acquisition was treated as a recapitalization of CSI with CSI as the acquirer (a reverse acquisition).

      CSI markets Y2K services to a variety of commercial and government organizations. The Company believes some demand for CSI's Y2K services may continue to exist after the Year 2000, although this demand will diminish significantly over time and will eventually disappear. However, CSI's proprietary computer software tools may be used in conversion projects unrelated to Y2K work. CSI plans to pursue business opportunities unrelated to the Y2K problem in the information services market and to develop products and services to take advantage of these opportunities, such as migrating a client's software application from a mainframe to a client-server environment.

With the recent acquisition of Eclipse, the Company believes synergistic benefits may be realized as the two organizations further develop additional services and technologies together.

      Through December 31, 1998, the Company's revenues were generated primarily from CSI's consulting and conversion fees and software sales related to Y2K services. With the acquisition of Eclipse and its plans to continue to diversify, the Company's future revenues will be less concentrated on Y2K products.

      In the next 12 months, the Company intends to integrate the services of Eclipse's with that of CSI's and other potentially synergistic acquisitions. Further, the Company intends to expand the services of both subsidiaries through opening other offices in key geographic markets. In the first quarter the Company opened new offices in Minneapolis and Detroit and performed initial analysis on several other key cities. The Company also intends to make additional investments in the expansion and further development of additional IT services and markets. In view of these investments the Company believes the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Specifically, as the Company increases its investments in non-Y2K services, it will incur training, salary and other costs prior to the recognition of related revenues. In addition, a large percentage of the Company's revenues are expected to be derived from a relatively small number of large-scale, comprehensive projects. Consequently, the Company's revenues and operating results may be subject to substantial fluctuations in any given year and from quarter to quarter.

RESULTS OF OPERATIONS

FOR THE QUARTER  ENDED MARCH 31, 1999  COMPARED TO THE QUARTER ENDED MARCH 31,
1998

      REVENUE. Revenue for the quarter ended March 31, 1999, were approximately $5,107,000, an increase of approximately $3,583,000 over revenue of approximately $1,524,000 for the quarter ended March 31, 1998. The increase in revenue during the first quarter of 1999 was a result of increased sales activity of Year 2000 services as compared to 1998, revenue generated from the licensing of the Company's proprietrary software tool during the first quarter of 1999, and additional IT consulting revenues generated from the Company's acquisition of Eclipse in December 1998. For the quarter ended March 31, 1999, Year 2000 services and IT consulting services represented 42% and 58% of revenues, respectively as compared to 100% for Year 2000 services for the quarter ended March 31, 1998.

      GROSS PROFIT. Gross profit for the quarter ended March 31, 1999, was approximately $2,664,000, or 52% of revenues, an increase of approximately $1,607,000 over gross profit of approximately $1,057,000, or 69% of revenues, for the quarter ended March 31, 1998. The increase in gross profitability during the quarter ended March 31, 1999, was a result of increased revenues; however, the decrease in gross profit as a percentage of revenue is a result of increased IT consulting work resulting from the Eclipse acquisition. IT consulting typically has lower margins than Y2K services.

      RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended March 31, 1999, were approximately $168,000, or 3% of revenues. Research and development expenses for the quarter ended March 31, 1998, were approximately $128,000, or 8% of revenues. The Company initiated efforts in the fourth quarter of 1998 to market a validation and verification toolset that the Company developed using aspects of the Company's VISION 2000TM toolsuite. The Company continues to incur research and development expenses as it modifies, enhances, and updates this tool.

      SALES AND MARKETING. Sales and marketing expenses for the quarter ended March 31, 1999, were approximately $547,000, or 11% of revenues, an increase of approximately $281,000, from approximately $266,000 of such expenses, or 17% of revenues, for the quarter ended March 31, 1998. The increase in sales and marketing expenses for the first quarter of 1999 was primarily attributable to the acquisition of Eclipse, commission expenses related to increased sales revenue, and further investments in marketing efforts related to the Company's services.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the quarter ended March 31, 1999, were approximately $1,826,000, or 36% of revenues, an increase of approximately $769,000, as compared to approximately $1,057,000 of such expenses, or 69% of revenues, incurred by the Company for the quarter ended March 31, 1998. The increase in general and administrative expenses for the quarter ended 1999 was primarily attributable to general and administrative expenses associated with the on- going operations of Eclipse and the costs associated with the opening of the Minneapolis and Detroit new offices. The Company anticipates additional investments will be made as it expands its presence throughout the United States with new offices and acquisitions.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the quarter ended March 31, 1999, was approximately $407,000, or 8% of revenues, an increase of approximately $85,000, as compared to approximately $322,000 of such expenses, or 21% of revenues, incurred by the Company for the quarter ended March 31, 1998. The increase in depreciation and amortization expenses for the three months ended 1999 was primarily attributable to an increase in depreciable assets and intangibles associated with the acquisition of Eclipse.

      OTHER INCOME (EXPENSE). Interest income for the quarter ended March 31, 1999, was approximately $37,000, or 1% of revenues, a decrease of approximately $18,000 as compared to approximately $55,000, or 4% of revenues, for the quarter ended March 31, 1998. The decrease in interest income for the quarter ended March 31, 1999 was primarily attributable to lesser amounts of cash available for investment during 1999.

      EBITDA (EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION) As a result of the above, the EBITDA for the quarter ended March 31, 1999 was approximately $124,000. This represented an increase of approximately $517,000 as compared to negative EBITDA of approximately $(393,000) for the quarter ending March 31, 1998.

      NET INCOME (LOSS). As a result of the above, the net loss for the quarter ended March 31, 1999, was approximately $251,000, or 5% of revenues, an increase of approximately $431,000, as compared to the net loss of approximately $682,000, or 45% of revenues, for the quarter ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has, since its inception, financed its operations and capital expenditures through the sale of stock, convertible notes, convertible exchangeable debentures and the proceeds from the exchange offer and exercise of the warrants related to the convertible exchangeable debentures. Cash used in operations during the quarter ended March 31, 1999, was approximately $665,000, as compared to approximately $541,000 for the quarter ended March 31, 1998. The increase in cash used in operations during the first quarter of 1999 was primarily a result of increases in accounts receivable associated with revenue growth in the first quarter of 1999 partially offset by smaller operating losses.

      Capital expenditures were approximately $81,000 for the quarter ended March 31, 1999, as compared to approximately $54,000 during the quarter ended March 31, 1998. The increase in capital expenditures during 1998 is related primarily to the ongoing purchase requirements of computer equipment for Company personnel.

      As of March 31, 1999, the Company had working capital of approximately $5,723,000. The Company's primary source of liquidity consists of approximately $3,766,000 in cash and cash equivalents and approximately $3,268,000 of accounts receivable.

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

      This  report  contains  forward-looking  statements  setting  forth  the
Company's beliefs or expectations relating to future revenues and profitability. Actual results may differ materially from projected or expected results due to changes in the demand for the Company's products and services, uncertainties relating to the results of operations, the Company's ability to implement its provider deployment model, its lengthy sales cycle, dependence on its major customers, risks associated with rapid technological change and the emerging services market, potential fluctuations in quarterly results, its dependence on key employees and other risks and uncertainties affecting the technology industry generally. The Company disclaims any intent or obligation to up-date publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

      Most of the Company's current cost structure is fixed. Expenses consist primarily of the salaries and benefits paid to the Company's technical, marketing and administrative personnel. Amortization and depreciation expenses relate to property, equipment and intangible assets. As a result of its plan to expand its operations through internal growth and acquisitions the Company expects these costs to increase in absolute dollars, while decreasing as a percentage of revenue.

      The Company's profitability depends upon both the volume of service and the Company's ability to manage costs. Because a significant portion of the Company's cost structure is fixed, the Company must effectively manage these costs to achieve profitability. In addition, certain of the Company's projects are priced on a fixed fee basis. The profitability on an individual fixed fee project depends upon the completion of the project within the budgeted number of staff hours and within the agreed upon time frame. To date, the Company has been able to maintain its operating margins through efficiencies achieved by the use of the Company's proprietary software tools, by completing fixed fee projects within budget, and by effectively managing general overhead costs.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      NOT APPLICABLE

PART II.    OTHER INFORMATION

ITEM 5.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      The following exhibits are filed herewith:

            11 - Computation of Net Income (Loss) Per Share
            27 - Financial Data Schedule

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


                               ZMAX Corporation


Date:  May 1, 1999               /s/MICHAEL C. HIGGINS
                                 ---------------------
                                 Michael C. Higgins
                                 President


                                 /s/JAMES T. MCCUBBIN
                                 --------------------
                                 James T. McCubbin
                                 Vice President - Principal Financial
                                   and Accounting Officer