Form 10-Q
period 1999-06-30
NEW ZMAX CORP
filed 1999-08-16
CIK 1040257

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended  JUNE 30, 1999
                                         -------------
                                   OR

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 1999; 12,949,913 shares of common stock, $.001 par value per share.

                               ZMAX CORPORATION

                                     INDEX


                                                                      Page No.
                                                                      --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Balance Sheets - June 30, 1999
  (unaudited) and December 31, 1998                                       1

Consolidated Statements of Operations for the three and six
  months ended June 30, 1999 and 1998 (unaudited)                         2

Consolidated Statements of Cash Flows for the three and six
  months ended June 30, 1999 and 1998 (unaudited)                         3

Notes to Consolidated Financial Statements                                4

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                   15

Item 4.     Submission of Matters to a Vote of Security Holders           15

PART II.    OTHER INFORMATION

Item 5.     Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                17

                        PART 1. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       ZMAX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                               June 30,        December 31,
                                                                                 1999              1998
                                                                            -------------     -------------
                                                                             (Unaudited)
            ASSETS
Current assets:
  Cash and cash equivalents                                                 $  4,242,489      $  4,521,126
  Accounts receivable, net                                                     4,605,506         2,545,659
  Prepaid expenses and other assets                                              308,383           127,952
                                                                            -------------     -------------
  Total current assets                                                         9,156,378         7,194,737

Property and equipment, net                                                      598,791           477,870
Intangible assets, net                                                         8,886,654         9,740,217
Other assets                                                                      85,582            33,538
                                                                            -------------     -------------

  Total assets                                                              $ 18,727,405      $ 17,446,362
                                                                            =============     =============

            LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                     $  2,107,810      $  1,596,074
  Current portion of capital lease obligation                                     33,832            35,519
                                                                            -------------     -------------
  Total current liabilities                                                 $  2,141,642      $  1,631,593

Long-term capital lease obligation, net of current portion                        53,602            34,716
                                                                            -------------     -------------
  Total liabilities                                                            2,195,244         1,666,309

Commitments and contingencies (Note 4)
Shareholders' equity
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    none issued and outstanding                                                        -                 -
  Common stock, $0.001 par value, 50,000,000 shares authorized,
    12,949,913 and 13,117,214  shares issued and outstanding as of
    June 30, 1999 and December 31,  1998,  respectively,  none and
    167,301 shares subject to cancellation agreements
    as of June 30, 1999 and December 31, 1998, respectively                       13,117            13,117
  Additional paid-in capital                                                  41,763,101        41,763,101
  Accumulated deficit                                                        (25,244,057)      (25,996,165)
                                                                            -------------     -------------

  Total shareholders' equity                                                  16,532,161        15,780,053

Total liabilities & shareholders' equity                                    $ 18,727,405      $ 17,446,362
                                                                            =============     =============

     The accompanying notes are an integral part of these balance sheets.

                       ZMAX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months                   Six Months
                                                      Ended June 30                 Ended June 30
                                               ---------------------------   --------------------------
                                                   1999           1998           1999          1998
                                               ------------   ------------   ------------   -----------
                                                       (unaudited)                   (unaudited)
Revenues:
  Professional services                        $  6,376,516   $  2,502,779   $ 11,291,378   $  4,027,103
  Software                                          702,215              -        893,998              -
                                               -------------  -------------  -------------  -------------
    Total revenues                                7,078,731      2,502,779     12,185,376      4,027,103

Operating expenses:
  Cost of sales - Professional services           2,744,862        843,015      5,167,508      1,309,823
  Cost of sales - Software                           19,808              -         39,733              -
  Research and development                          112.255         83,935        280,170        211,622
  Sales and marketing                               670,346        276,037      1,217,326        541,546
  General and administrative                      2,142,846        853,527      3,968,420      1,910,632
  Depreciation and amortization                     414,294        304,239        821,202        625,881

    Income (loss) from operations                   974,320        142,026        691,017       (572,401)

Other income (expenses):
  Interest income                                    31,315         87,121         68,578        142,552
  Interest expense                                   (2,387)         8,845         (4,497)         1,990
  Other                                                (131)        (3,987)        (2,990)       (19,867)
                                               -------------  -------------  -------------  -------------
Net income (loss)                              $  1,003,117   $    234,005   $    752,108   $   (447,726)
                                               =============  =============  =============  =============
Basic net income (loss) per share              $       0.08   $       0.02   $       0.06   $      (0.05)
                                               =============  =============  =============  =============
Basic weighted average shares outstanding        12,949,913     11,249,913     12,949,913      9,849,913
                                               =============  =============  =============  =============
Diluted net income (loss) per share            $       0.08   $       0.02   $       0.06   $      (0.05)
                                               =============  =============  =============  =============
Diluted weighted average shares outstanding      12,972,653     11,488,002     13,034,804      9,849,913
                                               =============  =============  =============  =============

       The accompanying notes are an integral part of these statements.

                       ZMAX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Three Months                   Six Months
                                                                          Ended June 30                 Ended June 30
                                                                   ---------------------------   --------------------------
                                                                       1999           1998           1999          1998
                                                                   ------------   ------------   ------------   -----------
                                                                           (unaudited)                   (unaudited)
Cash flows from operating activities:

  Net income (loss)                                                $  1,003,117   $    234,005   $    752,108   $   (447,726)
  Adjustments to reconcile loss to net cash
    Depreciation and amortization expense                               429,146        304,239        844,873        625,881

  Changes in assets and liabilities
    Accounts receivable                                              (1,337,302)    (1,091,327)    (2,059,847)    (1,431,379)
    Prepaid expenses and other assets                                   (83,660)       (67,951)      (232,475)       (48,004)
    Accounts payable and accrued expenses                               470,532        201,555        511,736        359,586
    Customer deposits                                                         -       (204,478)             -       (222,968)
                                                                   -------------  -------------  -------------  -------------
      Net cash provided by (used in) operating activities               481,833       (623,957)      (183,605)    (1,164,610)
                                                                   -------------  -------------  -------------  -------------
  Net cash used in investing activities:
    Purchases of property and equipment                                 (31,156)       (20,565)      (112,231)       (74,945)
                                                                   -------------  -------------  -------------  -------------
      Net cash used in investing activities                             (31,156)       (20,565)      (112,231)       (74,945)
                                                                   -------------  -------------  -------------  -------------
  Net cash provided by (used in)  financing activities
    Net borrowings (payments) on long-term obligations                   25,740       (274,193)        17,199       (539,541)
                                                                   -------------  -------------  -------------  -------------
      Net cash (used in) provided by financing activities                25,740       (274,193)        17,199       (539,541)
                                                                   -------------  -------------  -------------  -------------
  Net increase (decrease) in cash                                       476,417       (918,715)      (278,637)    (1,779,096)
                                                                   -------------  -------------  -------------  -------------
  Cash, beginning of period                                           3,766,072      5,544,703      4,521,126      6,405,084
                                                                   -------------  -------------  -------------  -------------
  Cash, end of period                                              $  4,242,489   $  4,625,988   $  4,242,489   $  4,625,988
                                                                   =============  =============  =============  =============

       The accompanying notes are an integral part of these statements.

                       ZMAX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION, ORGANIZATION, AND NATURE OF OPERATIONS:

BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of ZMAX Corporation ("ZMAX" or the "Company"), as of December 31, 1998, and the notes thereto included in the Annual Report on Form 10-K filed by the Company. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

      While the Company's revenue in 1998 was primarily derived from its Year 2000 or "millennium" services there can be no assurance that the Company will be successful in diversifying through acquisitions and developing additional post-Year 2000 services. Further, the failure of the Company's Year 2000 methodology and tools to function properly or the existence of significant errors or problems following completion of millennium conversions or other associated Year 2000 work performed by the Company could necessitate significant expenditures by the Company to remedy the problem. The consequences of failures, errors or problems could materially and adversely affect the Company's business, operating results and financial condition.

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

      Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized during the period presented but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consists of amounts incurred that are not yet billable under contract terms. At June 30, 1999 and December 31, 1998, unbilled accounts receivable totaled approximately $1,040,284 and $410,178, respectively.

      Revenue from the sale of perpetual and term software licenses is recognized at the time of delivery and acceptance of software products by the customer, provided that collection is probable. Maintenance revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance period. Amounts deferred for maintenance are based on the fair value of equivalent maintenance services sold separately. The American Institute of Certified Public Accountants issued Statement of Position 97-2

"Software Revenue Recognition" ("SOP 97-2"), which superceded Statement of Position 91-1 "Software Revenue Recognition." SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. The Company recognizes revenue in accordance with SOP 97-2 and Statement of Position 98- 9, "Modification of SOP 97-2. Software Revenue Recognition. With Respect to Certain Transitions". Prior to 1998, the Company had no revenue from the license of software. For the three and six months ended June 30, 1999 software revenues were, $702,215 and $893,998, respectively.

SIGNIFICANT CUSTOMERS

      For the three months ended June 30, 1999, two customers individually represented 16% and 12% of revenue. For three months ended June 30, 1998, three customers individually represented 31%, 18% and 14% of revenue, respectively. For the six months ended June 30, 1999, two customers individually represented 14% and 10% of revenue, respectively. Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.

CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Accounts receivable includes amounts due from relatively large companies in a variety of industries. As of June 30, 1999, one customer individually represented 12% of accounts receivable. As of December 31, 1998, two customers individually represented 16% and 13% of accounts receivable.

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

BASIC AND DILUTED NET GAIN PER SHARE

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

                        ZMAX CORPORATION AND SUBSIDIARY

         CALCULATION OF BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
                                  (UNAUDITED)


                                                      Three Months                   Six Months
                                                      Ended June 30                 Ended June 30
                                               ---------------------------   --------------------------
                                                   1999           1998           1999          1998
                                               ------------   ------------   ------------   -----------
                                                       (unaudited)                   (unaudited)
WEIGHTED AVERAGE SHARE CALCULATIONS

Weighted average shares of common stock
  Outstanding                                    12,977,797     11,729,714     13,047,505     10,329,714

Less: Average number of cancelable shares
  common stock outstanding                          (27,884)      (479,801)       (97,592)      (479,801)
                                               -------------  -------------  -------------  -------------
Basic weighted average shares outstanding        12,949,913     11,249,913     12,949,913      9,849,913

Treasury stock effect of options and warrants        22,740        238,089         84,891              -

Diluted weighted average shares outstanding:     12,972,653     11,488,002     13,034,804      9,849,913
                                               =============  =============  =============  =============


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

OVERVIEW

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

      In the next 12 months, the Company intends to continue to integrate the services of Eclipse's with that of CSI's and other potentially synergistic acquisitions. Further, the Company intends to expand the services of both subsidiaries through the opening of other offices in key geographic markets. In the six months ended June 30, 1999 the Company opened new offices in Minneapolis, Detroit, and Boston and performed initial analysis on several other cities. The Company also intends to make additional investments in the expansion and further development of additional IT services and markets. In view of these investments the Company believes the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Specifically, as the Company increases its investments in non-Y2K services, it will incur training, salary and other costs prior to the recognition of related revenues. In addition, a large percentage of the Company's revenues are expected to be derived from a relatively small number of large-scale, comprehensive projects. Consequently, the Company's revenues and operating results may be subject to substantial fluctuations in any given year and from quarter to quarter.

RESULTS OF OPERATIONS

FOR THE  QUARTER  ENDED JUNE 30, 1999  COMPARED TO THE QUARTER  ENDED JUNE 30,
1998

      REVENUES.   Revenues  for  the  quarter   ended  June  30,  1999,   were
approximately $7,079,000, an increase of approximately $4,576,000 over revenues of approximately $2,503,000 for the quarter ended June 30, 1998. The increase in revenues during the second quarter of 1999 was a result of increased sales activity of Y2K services as compared to 1998, revenues generated from the licensing of the Company's proprietary software tool during the second quarter of 1999, and additional IT consulting revenues generated from the Company's acquisition of Eclipse in December 1998. For the quarter ended June 30, 1999, Y2K services represented 55% of revenues as compared to 100% for Year 2000 services for the quarter ended June 30, 1998. The remaining revenues for the quarter ended June 30, 1999 relate to IT consulting services and software sales.

      GROSS PROFIT. Gross profit for the quarter ended June 30, 1999, was approximately $4,314,000, or 61% of revenues, an increase of approximately $2,654,000 over gross profit of approximately $1,660,000, or 67% of revenues, for the quarter ended June 30, 1998. The increase in gross profitability during the quarter ended June 30, 1999, was a result of increased revenues; however, the decrease in gross profit as a percentage of revenue is a result of increased IT consulting work as part of the Eclipse acquisition. IT consulting typically has lower margins than Y2K services.

      RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended June 30, 1999, were approximately $112,000, or 2% of revenues, an increase of approximately $28,000, from approximately $84,000, or 3% of revenues, for the quarter ended June 30, 1998. The Company initiated efforts in the fourth quarter of 1998 to market a validation and verification toolset that the Company developed using aspects of the Company's VISION 2000TM toolsuite. The Company continues to incur research and development expenses as it modifies, enhances, and updates this tool.

      SALES AND MARKETING. Sales and marketing expenses for the quarter ended June 30, 1999, were approximately $670,000, or 10% of revenues, an increase of approximately $394,000, from approximately $276,000 of such expenses, or 11% of revenues, for the quarter ended June 30, 1998. The increase in sales and marketing expenses for the second quarter of 1999 was primarily attributable to the acquisition of Eclipse, commission expenses related to increased sales revenue, and further investments in marketing efforts related to the Company's services.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the quarter ended June 30, 1999, were approximately $2,143,000, or 30% of revenues, an increase of approximately $1,289,000, as compared to approximately $854,000 of such expenses, or 34% of revenues, incurred by the Company for the quarter ended June 30, 1998. The increase in general and administrative expenses for the quarter ended June 30, 1999 was primarily attributable to general and administrative expenses associated with the on-going operations of Eclipse and the costs associated with the opening of the Minneapolis, Boston, and Detroit offices. The Company anticipates additional investments will be made as it expands its presence throughout the United States with new offices and acquisitions.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the quarter ended June 30, 1999, was approximately $414,000, or 6% of revenues, an increase of approximately $110,000, as compared to approximately $304,000 of such expenses, or 12% of revenues, incurred by the Company for the quarter ended June 30, 1998. The increase in depreciation and amortization expense for the three months ended 1999 was primarily attributable to an increase in depreciable assets and intangibles associated with the acquisition of Eclipse.

      OTHER INCOME. Interest income for the quarter ended June 30, 1999, was approximately $31,000, or 1% of revenues, a decrease of approximately $56,000 as compared to approximately $87,000, or 3% of revenues, for the quarter ended June 30, 1998. The decrease in interest income for the quarter ended June 30, 1999 was primarily attributable to lesser amounts of cash available for investment during 1999.

      EBITDA (EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION) As a result of the above, EBITDA for the quarter ended June 30, 1999 was approximately $1,388,000. This represented an increase of approximately $942,000 as compared to EBITDA of approximately $446,000 for the quarter ending June 30, 1998.

      NET INCOME. As a result of the above, net income for the quarter ended June 30, 1999, was approximately $1,003,000, or 14% of revenues, an increase of approximately $769,000, as compared to net income of approximately $234,000, or 9% of revenues, for the quarter ended June 30, 1998.

FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

      REVENUES. Revenues for the six months ended June 30, 1999, were approximately $12,185,000, an increase of approximately $8,158,000 over revenues of approximately $4,027,000 for the six months ended June 30, 1998. The increase in revenues during the first half of 1999 was a result of increased sales activity of Y2K services as compared to 1998, revenues generated from the licensing of the Company's proprietary software tool during the first half of 1999, and additional IT consulting revenues generated from the Company's acquisition of Eclipse in December 1998. For the six months ended June 30, 1999, Y2K services represented 50% of revenues as compared to 100% for the six months ended June 30, 1998. The remaining revenues for the six months ended June 30, 1999 were related to IT consulting services.

      GROSS PROFIT. Gross profit for the six months ended June 30, 1999, was approximately $6,978,000, or 57% of revenues, an increase of approximately $4,261,000 over gross profit of approximately $2,717,000, or 67% of revenues, for the six months ended June 30, 1998. The increase in gross profit during the six months ended June 30, 1999, was a result of increased revenues; however, the decrease in gross profit as a percentage of revenue is a result of increased IT consulting work as part of the Eclipse acquisition. IT consulting typically has lower margins than Y2K services.

      RESEARCH AND DEVELOPMENT. Research and development expenses for the six months ended June 30, 1999, were approximately $280,000, or 2% of revenues. Research and development expenses for the six months ended June 30, 1998, were approximately $212,000, or 5% of revenues. The Company initiated efforts in the fourth quarter of 1998 to market a validation and verification toolset that the Company developed using aspects of the Company's VISION 2000TM toolsuite. The Company continues to incur research and development expenses as it modifies, enhances, and updates this tool.

      SALES AND MARKETING. Sales and marketing expenses for the six months ended June 30, 1999, were approximately $1,217,000, or 10% of revenues, an increase of approximately $675,000, from approximately $542,000 of such expenses, or 13% of revenues, for the six months ended June 30, 1998. The increase in sales and marketing expenses for the first half of 1999 was primarily attributable to the acquisition of Eclipse, commission expenses related to increased sales revenue, and further investments in marketing efforts related to the Company's services.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six months ended June 30, 1999, were approximately $3,968,000, or 33% of revenues, an increase of approximately $2,058,000, as compared to approximately $1,911,000 of such expenses, or 47% of revenues, incurred by the Company for the six months ended June 30, 1998. The increase in general and administrative expenses for the six months ended 1999 was primarily attributable to general and administrative expenses associated with the on-going operations of Eclipse and the costs associated with the opening of the Minneapolis, Boston, and Detroit offices. The Company anticipates additional investments will be made as it expands its presence throughout the United States with new offices and acquisitions.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the six months ended June 30, 1999, was approximately $821,000, or 7% of revenues, an increase of approximately $195,000, as compared to approximately $626,000 of such expenses, or 16% of revenues, incurred by the Company for the six months ended June 30, 1998. The increase in depreciation and amortization expenses for the six months ended 1999 was primarily attributable to an increase in depreciable assets and intangibles associated with the acquisition of Eclipse.

      OTHER INCOME. Interest income for the six months ended June 30, 1999, was approximately $69,000, or 1% of revenues, a decrease of approximately $74,000 as compared to approximately $143,000, or 4% of revenues, for the six months ended June 30, 1998. The decrease in interest income for the six months ended June 30, 1999 was primarily attributable to lesser amounts of cash available for investment during 1999.

      EBITDA (EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION) As a result of the above, EBITDA for the six months ended June 30, 1999 was approximately $1,512,000. This represented an increase of approximately $1,458,000 as compared to EBITDA of approximately $54,000 for the six months ending June 30, 1998.

      NET INCOME. As a result of the above, net income for the six months ended June 30, 1999, was approximately $752,000, or 6% of revenues, an increase of approximately $1,200,000, as compared to the net loss of approximately $448,000, or 11% of revenues, for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has, since its inception, financed its operations and capital expenditures through the sale of stock, convertible notes, convertible exchangeable debentures and the proceeds from the exchange offer and exercise of the warrants related to the convertible exchangeable debentures. Cash generated in operations during the quarter ended June 30, 1999, was approximately $482,000, as compared to approximately $(624,000) cash used in operations for the quarter ended June 30, 1998.

      Capital expenditures were approximately $31,000 for the quarter ended June 30, 1999, as compared to approximately $21,000 during the quarter ended June 30, 1998. The increase in capital expenditures during 1998 is related primarily to the ongoing purchase requirements of computer equipment for Company personnel and expenditures relating to new offices and infrastructure improvement projects.

      As of June 30, 1999, the Company had working capital of approximately $7,014,000. The Company's primary source of liquidity consists of approximately $4,242,000 in cash and cash equivalents and approximately $4,606,000 of accounts receivable.

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

      This  report  contains  forward-looking  statements  setting  forth  the
Company's beliefs or expectations relating to future revenues and profitability. Actual results may differ materially from projected or expected results due to changes in the demand for the Company's products and services, uncertainties relating to the results of operations, dependence on its major customers, risks associated with rapid technological change, potential fluctuations in quarterly results, its dependence on key employees and other risks and uncertainties affecting the technology industry generally. The
Company disclaims any intent or obligation to up-date publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

      The Company's profitability depends upon both the volume of revenues from professional and consulting services and software sales and the Company's ability to manage costs. Because a significant portion of the Company's cost structure is fixed, the Company must effectively manage these costs to achieve profitability. In addition, certain of the Company's projects are priced on a fixed fee basis. The profitability on an individual fixed fee project depends upon the completion of the project within the budgeted number of staff hours and within the agreed upon time frame. To date, the Company has been able to maintain its operating margins through efficiencies achieved by the use of the Company's proprietary software tools, by completing fixed fee projects within budget, and by effectively managing general overhead costs.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      NOT APPLICABLE

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      The Company's Annual Meeting of Stockholders was held on May 21, 1999.

      The following three persons were elected by the following votes to serve as Class II directors of the Board of Directors for three years or until their successors are elected and qualified:

 Name                       Votes For              Votes Withheld
 ----                       ---------              --------------
Steve L. Komar              6,755,740                  52,985
James T. McCubbin           6,755,740                  52,985


      Stockholders approved the increase in the number of shares of Common Stock of the Company for issuance under the Company's 1997 Incentive Stock Option Plan by 1,300,000 shares from a prior total of 1,700,000 shares to a new total of 3,000,000 shares. Such proposal was approved by a vote of 4,636,295 shares for and 193,786 shares against, with 6,875 shares abstaining.

      Stockholders ratified the selection of Arthur Anderson LLP as the independent accountants for the Company for the current fiscal year. Such proposal was approved by a vote of 6,804,280 shares for and 2,445 shares against, with 2,000 shares abstaining.


ITEM 5.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      The following exhibit is filed herewith:

            27 - Financial Data Schedule

(b)   REPORTS ON FORM 8-K

      NONE

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ZMAX Corporation


Date:  August 11, 1999           /s/MICHAEL C. HIGGINS
                                 ---------------------
                                 Michael C. Higgins
                                 President


                                 /s/JAMES T. MCCUBBIN
                                 --------------------
                                 James T. McCubbin
                                 Vice President - Principal Financial
                                   and Accounting Officer