Form 10-Q
period 2000-03-31
NEW ZMAX CORP
filed 2000-05-15
CIK 1040257

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended  MARCH 31, 2000
                                         --------------
                                   OR

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

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_    No ___

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2000; 12,984,913 shares of common stock, $.001 par value per share.

                               ZMAX CORPORATION

                                     INDEX


                                                                      Page No.
                                                                      --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Balance Sheets - March 31, 2000
  (unaudited) and December 31, 1999                                       1

Consolidated Statements of Operations for the three
  months ended March 31, 2000 and 1999 (unaudited)                        2

Consolidated Statements of Cash Flows for the three
  months ended March 31, 2000 and 1999 (unaudited)                        3

Notes to Consolidated Financial Statements                                4

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                  13

PART II.    OTHER INFORMATION

Item 5.     Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                               14

                         PART 1. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       ZMAX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                               March 31,       December 31,
                                                                                 2000              1999
                                                                            -------------     -------------
                                                                             (unaudited)        (audited)
            ASSETS
Current assets:
  Cash and cash equivalents                                                 $  3,028,279      $  4,226,434
  Accounts receivable, net of allowance of $110,000                            3,841,995         5,548,123
  Prepaid and other assets                                                       329,517           394,554
                                                                            -------------     -------------

  Total current assets                                                         7,199,791        10,169,111

Property and equipment, net                                                      690,847           705,445
Intangible assets, net                                                         9,945,661        10,114,400
Other assets                                                                      74,130                 -
                                                                            -------------     -------------

  Total assets                                                              $ 17,910,429      $ 20,988,956
                                                                            =============     =============

                  LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                     $  1,855,773      $  3,230,698
  Current portion of note payable                                              1,000,000         1,000,000
  Current portion of capital lease obligation                                     27,800            27,149
                                                                            -------------     -------------

  Total current liabilities                                                    2,883,573         4,257,847

Note payable, net of current portion                                           1,877,238         1,833,436
Capital lease obligation, net of current portion                                  47,060            54,260
                                                                            -------------     -------------
  Total liabilities                                                            4,807,871         6,145,543

Commitments and contingencies (Note 6)
Shareholders' equity
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    none issued and outstanding                                                        -                 -
  Common stock, $0.001 par value, 50,000,000 shares authorized,
    12,984,913 and 12,949,913 shares issued and outstanding
    as of March 31, 2000 and December 31, 1999, respectively.                     12,985            12,950
  Stock warrants                                                                 280,000           280,000
  Deferred compensation                                                         (103,087)         (120,587)
  Additional paid-in capital                                                  41,931,483        41,763,268
  Retained earnings                                                          (29,018,823)      (27,092,218)
                                                                            -------------     -------------
  Total shareholders' equity                                                  13,102,558        14,843,413

Total liabilities & shareholders' equity                                    $ 17,910,429      $ 20,988,956
                                                                            =============     =============

  The accompanying notes are an integral part of these consolidated balance sheets.

                       ZMAX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended March 31,
                                                               ------------------------------
                                                                    2000             1999
                                                               -------------     -------------
                                                                         (unaudited)
Revenues                                                       $  3,984,854      $  5,106,645

Operating expenses:
  Cost of sales                                                   2,206,585         2,442,571
  Research and development                                                -           167,916
  Sales and marketing                                               667,425           546,980
  General & administrative                                        2,747,952         1,825,574
  Depreciation & amortization                                       254,943           406,908
                                                               -------------     -------------

    Loss from operations                                         (1,892,051)         (283,304)

Other income (expenses):
  Interest income                                                    33,953            37,263
  Interest expense                                                  (68,507)           (2,110)
  Other                                                                   -            (2,859)
                                                               -------------     -------------

    Net loss before income taxes                                 (1,926,605)         (251,010)
                                                               -------------     -------------

Income tax expense                                                        -                 -
                                                               -------------     -------------

Net loss                                                       $ (1,926,605)     $   (251,010)
                                                               =============     =============

Basic and diluted net loss per share                           $      (0.15)     $      (0.02)
                                                               =============     =============

Basic and diluted weighted average shares outstanding            12,961,543        12,949,913
                                                               =============     =============

 The accompanying notes are an integral part of these consoloidated statements.

                       ZMAX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Three Months Ended March 31,
                                                               ------------------------------
                                                                    2000             1999
                                                               -------------     -------------
                                                                         (unaudited)
Cash flows from operating activities:

  Net loss                                                     $ (1,926,605)     $   (251,010)
  Adjustments to reconcile loss to net cash
    Depreciation and amortization expense                           264,504           415,727
    Amortization of deferred compensation                            17,500                 -
    Amortization of discount on notes payable                        43,802                 -

  Changes in assets and liabilities
    Accounts receivable                                           1,706,128          (722,545)
    Prepaid expenses and other assets                                65,037          (148,814)
    Other assets                                                    (74,130)                -
    Accounts payable and accrued expenses                        (1,374,925)           41,204
                                                               -------------     -------------

      Net cash used in operating activities                    $ (1,278,689)     $   (665,438)
                                                               -------------     -------------

  Net cash used in investing activities:
    Purchase of property and equipment                              (81,168)          (81,075)
                                                               -------------     -------------

      Net cash used in investing activities                    $    (81,168)     $    (81,075)
                                                               -------------     -------------

  Net cash provided by (used in) financing activities
    Net payments on long-term obligations                            (6,548)           (8,541)
    Net proceeds from the exercise of options                       168,250                 -
                                                               -------------     -------------

      Net cash provided by (used in) financing activities      $    161,050      $     (8,541)
                                                               -------------     -------------

  Net decrease in cash                                         $ (1,198,155)     $   (755,054)
                                                               -------------     -------------

  Cash, beginning of period                                    $  4,226,434      $  4,521,126
                                                               -------------     -------------

  Cash, end of period                                          $  3,028,279      $  3,766,072
                                                               =============     =============

The accompanying notes are an integral part of these consolidated statements.

                       ZMAX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION, ORGANIZATION, AND NATURE OF OPERATIONS:

BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of ZMAX Corporation ("ZMAX" or the "Company"), as of December 31, 1999, and the notes thereto included in the Annual Report on Form 10-K filed by the Company. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      On November 6, 1996, ZMAX Corporation, a shell company ("ZMAX" or the "Company"), acquired 100 percent of the outstanding common stock of Century Services, Inc. ("CSI"), a Maryland corporation. On December 14, 1998, ZMAX acquired Eclipse Information Systems, Inc. ("Eclipse"), an Illinois corporation. On October 1, 1999, ZMAX acquired Parker Management Consultants, Inc. ("PMC"), a Delaware corporation. As of March 31, 2000, the Company had operations in Maryland, Illinois, Minnesota, Texas and Ohio. The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition. All significant intercompany amounts have been eliminated.

NATURE OF OPERATIONS

      During 1998 and 1997, the Company's revenue was derived primarily from millennium services, the primary business of CSI at the time of its acquisition. In December 1998, the Company expanded its operations through the acquisition of Eclipse. Eclipse performs management and information systems consulting services. In October 1999, the Company again expanded its operations through the acquisition of PMC. PMC also performs management and information systems consulting services.

      During 1999, the Company began to shift away from millennium services and into management and information systems consulting, with a specific focus on the Internet. ZMAX currently specializes in providing strategic and technical expertise in the realm of e-business and during the period ended March 31, 2000 had no revenues related to millennium services.

      In conjunction with the Company's shift to e-business, the Company has established a new subsidiary, WidePoint, Corporation ("WidePoint"), an operating company. The Company intends to consolidate the operations of CSI, Eclipse and PMC into the WidePoint subsidiary and expects to change the name of the Company from ZMAX to WidePoint.

      The Company's operations are subject to certain risks and uncertainties, including among others, rapidly changing technology; current and potential competitors with greater financial, technological, production and marketing resources; reliance on certain significant customers; the need to develop additional products and services; the integration of acquired businesses;
dependence upon strategic alliances; the need for additional technical personnel; dependence on key management personnel; management of growth; uncertainty of future profitability; and possible fluctuations in financial results. The Company may also require additional capital that may not be available to it.

2.    SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

      Investments with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At March 31, 2000 and December 31, 1999, cash and cash equivalents included $2,522,781 and $2,867,950, respectively of investments in overnight sweep accounts. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

REVENUE RECOGNITION

      Revenue on time-and-materials contracts is recognized based upon hours incurred at contract rates plus direct costs. Revenue on fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated losses are recognized as soon as they become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At March 31, 2000 and December 31, 1999, unbilled accounts receivable totaled $39,959 and $198,773, respectively.

SIGNIFICANT CUSTOMERS

      During the three months ended March 31, 2000, two customers individually represented 11% and 10%, respectively, of revenue. During the three months ended March 31, 1999, two customers individually represented 16% and 10%, respectively, of revenue. Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.

CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Accounts receivable includes amounts due from relatively large companies in a variety of industries. As of March 31, 2000, two customers represented 24% and 10%, respectively, of accounts receivable. As of March 31, 1999, no customers individually represented more than 10 percent of accounts receivable.

INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No.109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

BASIC AND DILUTED NET LOSS PER SHARE

      In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 2,983,500 and 1,678,300 shares of common stock outstanding at March 31, 2000 and 1999, respectively, has not been included in the calculation of the net loss per share as such effect would have been antidilutive. Outstanding shares subject to cancellation agreements have not been included in either the basic or diluted calculation for the three month period ended March 31, 1999. During the three month period ended March 31, 2000, there were no outstanding shares subject to cancellation agreements. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

3.    DEBT:

PROMISSORY NOTE PAYABLE

      In conjunction with the PMC acquisition, the Company issued a $3.0 million note payable to the sole shareholder of PMC. This $3.0 million note payable accrues interest at a rate of 6 percent per annum. The principal payments are due in $1.0 million installments on October 1, 2000, 2001 and 2002. Interest payments related to this note are due on a quarterly basis commencing on December 31, 1999. The Company has imputed interest on this note at 8.5 percent and as a result, has recorded a discount on the promissory note payable of approximately $167,000. This discount is being amortized on the effective interest method over the term of the note. As of March 31, 2000, approximately $43,000 of this discount had been amortized.

4.    STOCK SUBJECT TO CANCELLATION:

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

5.    STOCK WARRANTS

      On September 20, 1999, the Company entered in a two-year agreement to engage an international investment banking firm to provide investment banking, mergers and acquisitions and strategic planning services. In conjunction with the hiring of this firm, the Company issued them a stock warrant to purchase 200,000 shares of ZMAX common stock at $2.75 per share, an amount that exceeded the stock's closing sale price on that date. The Company used the Black-Scholes option pricing model to value this stock warrant and it was determined to have a fair value of approximately $140,000, which is being recognized ratably over the term of the agreement. This deferred compensation has been reflected as a separate component of stockholders' equity and as of March 31, 2000, approximately $37,000 of expense had been recognized related to the issuance of this stock warrant.

      On October 1, 1999, the Company issued a stock warrant to purchase 200,000 shares of ZMAX common stock at $5.00 per share, an amount that exceeded the stock's closing sale price on that date, as part of the PMC acquisition. The Company used the Black-Scholes option pricing model to value this stock warrant at approximately $140,000. This value has been reflected as part of stock warrants in the stockholders' equity section of the consolidated balance sheet and has been included as part of the Company's purchase accounting for the PMC acquisition.

6.    COMMITMENTS AND CONTINGENCIES:

LITIGATION

      In December 1999, a third-party complaint was filed against PMC by a former client. The complaint alleged, among other things, breach of contract pertaining to an Enterprise Resource Planning implementation. In the complaint, the former client is seeking approximately $10.0 million in total damages. The complaint relates to work completed prior to the Company's acquisition of PMC and, under the terms of the purchase agreement, the sole shareholder of PMC, has indemnified the Company against damages related to the complaint. The sole shareholder of PMC has engaged counsel and intends to vigorously defend against this complaint. In the opinion of management, the Company will not incur a material loss related to this legal matter.

      The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying consolidated financial statements.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

OVERVIEW

      ZMAX Corporation ("ZMAX" or the "Company") focuses on acquiring, building and operating companies in the information technology ("IT") industry. In 1996, the Company acquired all of the outstanding shares of Century Services, Inc. ("CSI"), a corporation that provided re-engineering and information processing services to users of large-scale computer systems. In December 1998, the Company acquired all of the outstanding shares of Eclipse Information Systems, Inc. ("EIS"), a corporation that provides IT consulting services through several practice areas focused in distributed client server technologies. In October 1999, the Company acquired all of the outstanding shares of Parker Management Consulting, Ltd. ("PMC"), a corporation that provides IT consulting services focused in Enterprise Resource Planning ("ERP"). During 1999, the Company established a new subsidiary named WidePoint Corporation ("WidePoint") with the intent of consolidating all of the Company's IT services into this subsidiary in 2000. Further, it is the intent of the Company at its Annual Meeting of Shareholders in May 2000 to vote upon a motion to change the name of the Company from ZMAX to WidePoint.

      On October 1, 1999, ZMAX acquired all of the outstanding capital stock of PMC. The results of operations of PMC are included in the financial statements of ZMAX from the date of acquisition. Prior to the acquisition, PMC was a privately held company with its headquarters located in Laurel, Maryland. A further description of this transaction is set forth in the Company's Form 8-K/A filed on December 15, 1999, with the Securities and Exchange Commission ("SEC").

      On December 14, 1998, ZMAX acquired all of the outstanding capital stock of Eclipse. The results of operations of EIS are included in the financial statements of ZMAX from the date of acquisition. Prior to the acquisition, Eclipse was a privately held company with its headquarters located in

Oakbrook, Illinois. A further description of this transaction is set forth in the Form 8-K/A filed on March 1, 1999, with the SEC. Eclipse markets IT consulting services to a variety of commercial companies through a series of technology practices that specialize in delivering solutions focused in distributed client server environments. Eclipse provides services in ERP solutions, internet and intranet solutions, network solutions, client server solutions, and AS/400 solutions.

      On November 6, 1996, ZMAX acquired all of the outstanding stock of CSI. Through 1999, CSI marketed millennium services to a variety of commercial and governmental organizations. In 2000, CSI plans to further develop its expertise with large scale systems in Enterprise Application Integration ("EAI") and market those services through the Company's WidePoint operating subsidiary.

      In the next 12 months, the Company intends to integrate the services of PMC, Eclipse, and CSI into WidePoint and pursue other potentially synergistic acquisitions. Further, the Company intends to expand the services of all of its subsidiaries through the opening of other offices in key geographic markets. Additionally, the Company intends to make investments in the expansion and further development of additional IT services and markets. In view of these investments, the Company believes the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Specifically, as the Company increases its investments in other IT services, it will incur training, salary and other costs prior to the recognition of related revenues. In addition, most of the Company's revenues are expected to be derived from a relatively small number of large-scale, comprehensive projects. Consequently, the Company's revenues and operating results may be subject to substantial fluctuations in any given year and from quarter to quarter.

      For the quarter ended March 31, 2000, the Company's revenues decreased $1.1 million to $4.0 million as compared to $5.1 million for the quarter ended March 31, 1999. For the quarter ended March 31, 2000 no revenues were generated by CSI's millennium services as compared to $2.1 million or 42% of revenues for the quarter ended March 31, 1999. The decrease in revenues during the quarter ended March 31, 2000 was partially offset by increased non-millennium services. As a result of this significant and planned shift in the Company's revenues away from millennium services and into other IT services, the Company believes the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

      Most of the Company's current cost structure consists primarily of the salaries and benefits paid to the Company's technical, marketing and administrative personnel. Amortization and depreciation expenses relate to property, equipment and intangible assets. As a result of its plan to expand its operations through internal growth and acquisitions, the Company expects these costs to increase.

      The Company's profitability depends upon both the volume of service and the Company's ability to manage costs. Because a significant portion of the Company's cost structure is related to salaries and benefits, the Company must effectively manage these costs to achieve profitability. In addition, certain of the Company's projects are priced on a fixed fee basis. The profitability on an individual fixed fee project depends upon completing the project within the estimated number of staff hours and within the agreed upon time frame. To date, the Company has typically been able to maintain its operating margins through efficiencies achieved completing fixed fee projects within budget, by offsetting increases in consultant salaries with increases in consultant fees, and by effectively managing general overhead costs.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

      REVENUES. Revenues for the three months ended March 31, 2000, were $4.0 million, a decrease of approximately $1.1 million, or 22%, as compared to revenues of $5.1 million for the three month period ended March 31, 1999. However, non-millennium services increased 33% from $3.0 million for the three months ended March 31, 1999 to $4.0 million for the three months ended March 31, 2000. The 33% increase in non-millennium services for the three months ended March 31, 2000 was primarily attributable to increased sales of web enabled services and revenues generated by the Company's PMC subsidiary.

      GROSS PROFIT. Gross profit for the three months ended March 31, 2000, was $1.8 million, or 45% of revenues, a decrease of $0.9 million over gross profit of $2.7 million, or 52% of revenues, for the three months ended March 31, 1999. The decline of gross profit was attributable to lower margins associated with the introduction of new web enabled services, lower margins traditionally on IT consulting services as compared to the higher margins associated with millennium services, and a cost overrun associated with a fixed price project that was accounted for in accordance with Company policy.

      SALES AND MARKETING. Sales and marketing expenses for the three months ended March 31, 2000, were $0.7 million, or 17% of revenues, an increase of $0.2 million, as compared to $0.5 million, or 11% of revenues, for the three months ended March 31, 1999. The increase in sales and marketing expenses for the first three months of 2000 was primarily attributable to further investments in marketing efforts related to the Company's new services and the cost associated with the development of sales and marketing materials for the Company's WidePoint subsidiary.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31, 2000, were $2.7 million, or 69% of revenues, an increase of $0.9 million, as compared to $1.8 million, or 36% of revenues, incurred by the Company for the three months ended March 31, 1999. The increase in general and administrative expenses for the three months ended March 31, 2000 was primarily attributable to increases in management, infrastructure, and training costs associated with the consolidation of the Company's separate business units into a new operating company and the cost associated with the shift away from millennium services and into management and information systems consulting.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three months ended March 31, 2000, were $0.3 million, or 6% of revenues, a decrease of $0.1 million, as compared to $0.4 million of such expenses, or 8% of revenues, incurred by the Company for the three months ended March 31, 1999. The decrease in depreciation and amortization expenses for the three months ended March 31, 2000 was primarily attributable to the write-off of certain intangible assets associated with the Company's millennium services during the first quarter of 1999.

      OTHER INCOME (EXPENSE). Interest income for the three months ended March 31, 2000, was $34,000, or 0.9% of revenues, a decrease of $3,000 as compared to $37,000, or 0.7% of revenues for the three months ended March 31, 1999. The decrease in interest income for the three months ended March 31, 2000 was primarily attributable to lesser amounts of cash available for investment in overnight sweep accounts. Interest expense for the three months ended March 31, 2000 was $69,000. Interest expense for the three months ended March 31, 1999 was $2,000. The increase in interest expense for the three months ended March 31, 2000 was primarily attributable to the issuance of a $3.0 million promissory note with an imputed interest rate of 8.5% per annum which has been included as part of the purchase price paid by the Company in conjunction with its acquisition of PMC in October 1999.

      EBITDA (earnings before interest, taxes, depreciation, and amortization) As a result of the above, the EBITDA loss for the quarter ended March 31, 2000 was $1.6 million. This represents an increased loss in EBITDA of $1.7 million as compared to the EBITDA of $0.1 million for the quarter ending March 31, 1999.

      NET INCOME (LOSS). As a result of the above, the net loss for the three months ended March 31, 2000, was $1.9 million, an increase of approximately $1.7 million, as compared to the net loss of approximately $0.2 million for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has, since inception, financed its operations and capital expenditures through the sale of stock, seller notes, convertible notes, convertible exchangeable debentures and the proceeds from the exchange offer and exercise of the warrants related to the convertible exchangeable debentures. Cash used in operating activities for the quarter ended March 31, 2000, was approximately $1.3 million as compared to approximately $0.7 million for the quarter ended March 31, 1999. The increase in cash used in operations during the first quarter of 2000 was primarily a result of the net loss from the Company's operations and a decrease in accounts payable and accrued expenses related to the payment of year-end bonuses and various other costs related to the establishment of the Company's new operating subsidiary, WidePoint. Capital expenditures on property and equipment were $0.1 million for the quarters ended March 31, 2000, and 1999.

      As of March 31, 2000, the Company had working capital of approximately $4.3 million. The Company's primary source of liquidity consists of approximately $3.0 million in cash and cash equivalents and approximately $3.8 million of accounts receivable. The Company's current liabilities include $1.9 million in accounts payable and accrued expenses and the current portion of a note payable of $1.0 million due October 1, 2000 related to the PMC acquisition.

      The market for the Company's products is expanding and the Company's business environment is characterized by rapid technological changes. In 1999, the Company began to shift away from millennium services and is in the process of consolidating its current subsidiaries and establishing a new operating subsidiary named WidePoint. The Company requires substantial working capital to fund these events as well as to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures. The Company currently has no commitments for capital expenditures. The Company's future capital requirements will depend on many factors including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes, and market acceptance of the Company's services. The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term; however, the growth and technological change make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary, might also require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.

OTHER

      Inflation has not had a significant effect on the Company's operations, as increased costs to the Company have generally been offset by increased prices of services sold.

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


                               ZMAX Corporation


Date:  May 15, 2000              /s/MICHAEL C. HIGGINS
                                 ---------------------
                                 Michael C. Higgins
                                 President


                                 /s/JAMES T. MCCUBBIN
                                 --------------------
                                 James T. McCubbin
                                 Vice President - Principal Financial
                                   and Accounting Officer